Form 10-K
period 2003-12-31
HIGHLAND HOSPITALITY CORP
filed 2004-03-29
CIK 1262415

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 001-31906

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

HIGHLAND HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	57-1183293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8405 Greensboro Drive, Suite 500, McLean, Virginia 22102

Telephone Number (703) 336-4901

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was approximately $461,000,000, based on the closing price quoted by the New York Stock Exchange on March 9, 2004. As of March 9, 2004, there were 39,930,000 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

HIGHLAND HOSPITALITY CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included and incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	United States economic conditions generally and the real estate market specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

Item 1.    Business

Organization and Initial Public Offering

Highland Hospitality Corporation is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside the United States. We commenced operations on December 19, 2003 when we completed our initial public offering (“IPO”) and concurrently consummated the acquisition of three hotel properties.

The IPO consisted of the sale of 30,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $300 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $277 million. Concurrent with the IPO, we sold in private placement transactions an aggregate of 4,550,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share. The proceeds generated from the private placement transactions were approximately $42.3 million. On December 26, 2003, we sold an additional 4,500,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $41.9 million. The total net proceeds generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option were approximately $361.2 million.

Substantially all of our assets are held by, and all of our operations are conducted through, Highland Hospitality, L.P., our operating partnership (the “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned 97.7% by us and 2.3% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels under management contracts.  HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

As of March 9, 2004, we owned seven hotel properties with 1,725 rooms.

Our corporate office is located at 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102. Our telephone number is (703) 336-4901.

Acquisition of Hotel Properties

On December 19, 2003, concurrent with the completion of the IPO, we acquired 100% of the equity interests in Portsmouth Hotel Associates, LLC, A/H-BCC Virginia Beach Hotel, LLC, and Sugar Land Hotel Associates, L.P. Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of our formation and IPO, owned equity interests in the three entities.

Portsmouth Hotel Associates, LLC, which is considered our predecessor for accounting purposes, leases the 250-room Portsmouth Renaissance hotel and adjoining conference center located in Portsmouth, Virginia from the Industrial Development Authority of the City of Portsmouth, pursuant to two separate lease agreements, each for an initial term of 50 years ending May 2049. Portsmouth Hotel Associates, LLC was acquired for approximately $13 million, which included the repayment of a mortgage loan which encumbered the hotel property of approximately $11.9 million and the issuance of 529,635 Operating Partnership units valued at approximately $1.1 million.

A/H-BCC Virginia Beach Hotel, LLC owns the 176-room Hilton Garden Inn Virginia Beach Town Center hotel located in Virginia Beach, Virginia. A/H-BCC Virginia Beach Hotel, LLC was acquired for approximately $20 million, which included the repayment of a construction loan which encumbered the hotel property of approximately $17.5 million and the issuance of 285,376 Operating Partnership units valued at approximately $2.5 million. In addition, we have agreed to pay the third-party member additional purchase consideration in the form of Operating Partnership units if the Hilton Garden Inn Virginia Beach Town Center hotel exceeds certain agreed-upon operating results during the second 12-month period or third 12-month period following the opening date of the hotel.

Sugar Land Hotel Associates, L.P. owns the 300-room Sugar Land Marriott hotel and leases the adjoining conference center and parking facility located in Sugar Land, Texas from the Sugar Land Development Authority, pursuant to a lease agreement for a term of 99 years ending October 2102. Sugar Land Hotel Associates, L.P. was acquired for approximately $32.6 million, which included the repayment of a construction loan which encumbered the hotel property and a mezzanine loan in an aggregate amount of approximately $29.7 million, and the issuance of 138,708 Operating Partnership units valued at approximately $0.2 million. In addition, we have agreed to pay Barceló Crestline up to $1.8 million in the form of Operating Partnership units as additional purchase consideration if the Sugar Land Marriott hotel exceeds certain agreed-upon operating results over the 36-month period following our acquisition of the hotel.

On December 29, 2003, we acquired the 252-room Plaza San Antonio Marriott hotel located in San Antonio, Texas for approximately $32.7 million in cash. On December 30, 2003, we acquired the 351-room Hyatt Regency Savannah hotel located in Savannah, Georgia for approximately $49.2 million in cash.

Subsequent to year end, we acquired two additional hotel properties. On January 8, 2004, we acquired the 238-room Hilton Tampa Westshore hotel located in Tampa, Florida for approximately $30.2 million, which included the assumption of mortgage debt which encumbers the hotel property of approximately $17 million. On January 12, 2004, we acquired the 158-room Hilton Garden Inn Baltimore/Washington International (BWI) Airport hotel located in Linthicum, Maryland for approximately $22.7 million in cash.

All seven hotel acquisitions were funded with proceeds from the IPO. See Item 2 of this Form 10-K for additional detail on the hotel properties.

Business Strategy

We intend to evaluate our portfolio on a regular basis to determine if our hotel properties continue to satisfy our current investment criteria. We believe that the following investment criteria and strategies will promote our continued growth and our total return to stockholders:

External Growth—We will seek to focus our investments in upscale full-service, premium limited-service and extended stay hotels located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in beachfront destinations outside the United States. We believe that these types of hotels currently offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. Within our target sectors, we will seek to acquire hotel properties that have superior locations within their respective markets, are in markets with high barriers to entry, are market leaders or are new, or relatively new properties and well-maintained. We will also consider investments in hotel properties that possess sound operating fundamentals but are underperforming in their respective markets and would benefit from renovation, re-branding or a change in management.

In the United States, we will seek to invest in hotels operating under national franchise brands such as Marriott, Hilton, Hyatt Hotels, Renaissance, Westin, Sheraton, Residence Inn by Marriott, Embassy Suites, Homewood Suites, Courtyard by Marriott and Hilton Garden Inn. However, our ability to operate a hotel under these brands is subject to the franchisor’s approval of any application we would submit to operate a particular facility under such brand and our execution of a franchise license agreement with the franchisor. Outside the United States, we will focus on acquiring all-inclusive resorts operating under the Barceló brand name, or other resorts that can be rebranded with the Barceló name, that meet our investment criteria. “Barceló” means Barceló Corporación Empresarial, S.A., which is based in Palma de Mallorca, Spain and is one of the world’s largest and most respected hospitality companies with 230 hotels owned, managed, leased or franchised in 19 countries on four continents. Barceló Crestline is a wholly-owned subsidiary of Barceló.

Stabilized Assets—We believe that over the next several years existing upscale full-service, premium limited-service and extended stay hotels located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in beachfront destinations outside the United States will offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. Within our target sectors, we will seek to acquire hotel properties that meet the following criteria:

•	Strong location in its market—hotel properties located in markets with high barriers to entry, adjacent to a convention center, that serve as an integral component of a master development or mixed-use project or reside on a superior beachfront location or within a protected area that prohibits further development;

•	Hard to duplicate hotel property—hotel properties developed using public financing that could not have been financed entirely in the private sector, protected by a governmental entity or possessing a unique competitive advantage that distinguishes it from other hotels in the market;

•	Market leaders—hotel properties that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities; and

•	Good condition—hotel properties that are new, or relatively new or recently renovated and well-maintained.

Because we believe hotel properties that possess these characteristics currently can be acquired at prices below replacement costs, we expect these hotel properties to provide stable returns over the long term.

Renovation, Repositioning and Re-branding Opportunities—We believe hotel properties that possess sound operating fundamentals but are underperforming in their respective markets would benefit from renovation, repositioning or re-branding efforts. We intend to pursue opportunities for:

•	Re-branding—we will investigate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability and undertaking a cost/benefit analysis of investing capital to bring the property into compliance with the standards of the selected brand;

•	Renovation—we will consider properties that are in prime locations and are structurally sound, but have been neglected and can be purchased at attractive prices and renovated and reintroduced into the market at a cost significantly lower than what would have been spent to acquire a stabilized property or to develop a new hotel of similar quality; or

•	New management—we intend to identify hotel properties that are underperforming due to poor management where we can acquire the properties at an attractive price and replace management with qualified managers such as Barceló Crestline and Barceló.

Internal Growth—We will work with our hotel management companies to aggressively pursue ways to enhance the profitability of our hotels. We will seek to negotiate management agreements that will align our managers’ interests with ours, which is to generate revenue growth while producing acceptable operating profits. We will work with our managers to identify cost-savings opportunities and projects that result in a positive return on investment.

Strategic Alliance Agreement

On December 19, 2003, we entered into a seven-year strategic alliance agreement with Barceló Crestline pursuant to which (i) Barceló Crestline agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries, other than opportunities that primarily relate to third-party management arrangements offered to Barceló Crestline, and (ii) unless a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by us, we agree to offer Barceló Crestline or its subsidiaries the right to manage hotel properties that we acquire in the United States, unless the hotel is encumbered by a management agreement that would extend beyond the date of our acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee).

Lease Agreements

In order for us to qualify as a REIT, neither our company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our Operating Partnership, or subsidiaries of our Operating Partnership, as lessors, will lease our hotels to HHC TRS, or subsidiaries of HHC TRS, as TRS lessees, and the TRS lessees will enter into management agreements with Barceló Crestline or its subsidiaries, or other operators, to manage the hotels. Each lease for the hotels will have a non-cancelable term of ten years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, the TRS lessees will be obligated to pay (i) the greater of a fixed annual base rent or percentage rent and (ii) certain other additional charges. Base rent will accrue and be paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, food and beverage revenues, and other revenues for each of the hotels and will be paid quarterly.

Management Agreements

Six of our seven hotels operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. We expect to engage Crestline Hotels & Resorts to manage additional United States hotels that we acquire in the future under management agreements on substantially the same terms as existing agreements. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating profit for the fiscal year exceeds 11% of our capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating profit of the TRS lessee has not equaled at least 11% of our investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

The management agreements provide for early termination by either us or Crestline Hotels & Resorts if certain events or conditions occur, including but not limited to, the hotel not achieving certain agreed-upon operating results, Crestline Hotel & Resorts no longer being an “eligible independent contractor”, and upon foreclosure or sale of the hotel. In certain cases of early termination of the management agreement with respect to one or more of the hotels, the TRS lessee must pay Crestline Hotels & Resorts termination fees, plus any amounts otherwise due to Crestline Hotels & Resorts pursuant to the terms of the management agreement.

The Hyatt Regency Savannah hotel operates under a management agreement with Hyatt Corporation that expires on December 31, 2011. Under the agreement, Hyatt Corporation may extend the term of the agreement for two successive periods of ten years each, provided that Hyatt Corporation provides us notice of its renewal election at least 18 months prior to expiration of the applicable term. Hyatt Corporation receives a base management fee, payable on a monthly basis, equal to 4% of the monthly gross receipts. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year. The management agreement may not be terminated earlier than the stated term except with respect to certain events of casualty.

Franchise Agreements

Six of our seven hotels operate under franchise licenses from national hotel companies. Our management agreement with Hyatt Corporation allows the Hyatt Regency Savannah hotel to operate under the Hyatt brand. We anticipate that most of the additional hotel properties we acquire will operate under franchise licenses. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.

The franchise agreements are entered into by our TRS lessees. The hotel franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the TRS lessee must comply. The franchise licenses obligate the TRS lessee to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

As of December 31, 2003, of the six hotels’ franchise licenses, one expires in 2019, one expires in 2022, one expires in 2023, and three expire in 2024. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the TRS lessees’ failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The TRS lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the TRS lessees pay a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our net income that is currently distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. We expect that our operations will generally reflect non-resort seasonality patterns.

Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

Competition

The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. Each of our hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”) of our hotels or at hotel properties acquired in the future. We believe that brand recognition, location, the quality of the hotel, consistency of services provided, and price are the principal competitive factors affecting our hotels.

Environmental Matters

In connection with the ownership and operation of the hotels, we are subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the hotels, we may be potentially liable for such costs.

We believe that our hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present hotel properties.

Employees

As of March 9, 2004, we employed 10 persons, all of whom work at our corporate office in McLean, Virginia. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS lessees to operate such hotels.

Executive Officers

The following table lists our executive officers as of December 31, 2003:

Name	Age	Position
James L. Francis	42	President, Chief Executive Officer and Director

Tracy M.J. Colden	42	Executive Vice President, General Counsel and Secretary

Patrick W. Campbell	42	Executive Vice President and Chief Investment Officer

Douglas W. Vicari	44	Executive Vice President, Chief Financial Officer and Treasurer

James L. Francis is our President and Chief Executive Officer, a position he has held since our formation. Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation from June 2002 to December 2003, and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Marriott Corporation, Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for the Courtyard by Marriott and Fairfield Inn businesses from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991. While at Host Marriott, Mr. Francis led the negotiations and structurings of leases on $8 billion of hotel assets. Mr. Francis received his B.A. in Economics and Business from Western Maryland College and earned an M.B.A. in Finance and Accounting from Vanderbilt University.

Tracy M.J. Colden is our Executive Vice President, General Counsel and Secretary, and has served in this capacity since our formation. Ms. Colden served as the Executive Vice President, General Counsel and Secretary of Barceló Crestline from June 2002 to December 2003, and served as Senior Vice President, General Counsel and Secretary of Crestline Capital Corporation, prior to its acquisition by Barceló, from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Marriott Corporation, Ms. Colden held various positions with Host Marriott. She joined Host Marriott in 1996 as an attorney, was promoted to Senior Attorney and again promoted to Assistant General Counsel, a capacity in which she served until joining Crestline Capital at the time of the spin-off. While at Host Marriott, Ms. Colden was responsible for negotiating and structuring debt and equity financing for inclusion in rated debt securitizations and conventional mortgage financings, as well as negotiating and structuring asset acquisitions and dispositions. Before joining Host Marriott, Ms. Colden was an associate in the real estate practice group with the law firm of Hogan & Hartson L.L.P. in Washington, D.C., from October 1988 to December 1995. Ms. Colden earned a B.B.A. from the University of Michigan School of Business, and a J.D. from the University of Virginia School of Law. She is a Certified Public Accountant and a member of the District of Columbia and Michigan state bars.

Patrick W. Campbell is our Executive Vice President and Chief Investment Officer, a position he has held since our formation. Mr. Campbell served as Senior Vice President of Acquisitions of Crestline Hotels & Resorts, Inc., an independent hotel management company and a wholly-owned subsidiary of Barceló Crestline Corporation, from January 2003 to December 2003, and served as Vice President-Business Development of Crestline Capital Corporation from July 2000 to December 2002. In his capacity with Crestline Hotels & Resorts, Mr. Campbell was responsible for developing the company’s portfolio of managed hotels through asset acquisitions, new hotel development and acquisition of management contracts. Before joining Crestline Capital, Mr. Campbell held the positions of Vice President—Acquisitions and Development with Bristol Hotels & Resorts, Inc., prior to its being acquired by Bass PLC (now Intercontinental Hotels Group). During his tenure with Bristol Hotels & Resorts, Bristol Hotels & Resorts grew from 36 hotels to over 120 hotels. Mr. Campbell held various other positions with Bristol Hotels & Resorts, including Vice President—Revenue Management from 1997 to 1998, and Vice President–Operations from 1995 to 1997. Mr. Campbell received his B.S. in Hospitality Administration from Cornell University’s School of Hotel Administration.

Douglas W. Vicari is our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since September 2003. Previously, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corp. from August 1998 to July 2003. He has served on the board of directors of Prime Hospitality from May 1999 to July 2003. In his capacity as Senior Vice President and Chief Financial Officer of Prime Hospitality, Mr. Vicari was responsible for all finance and legal functions of the company. Prior to his appointment to Chief Financial Officer, he served as Vice President and Treasurer of Prime Hospitality from

January 1991 to July 1998 and was an instrumental member of the management team that led the company out of bankruptcy in July 1992. From 1986 to 1991, Mr. Vicari was Director of Budgeting and Financial Planning for Prime Hospitality and was responsible for all budgeting, planning and forecasting. Prior to his tenure at Prime Hospitality, Mr. Vicari held numerous management roles at Combustion Engineering (now ABB Brown Boveri) in Stamford, Connecticut from 1981 to 1986. Mr. Vicari earned a B.S. in Accounting from the College of New Jersey and received his M.B.A. in Finance from Fairleigh Dickinson University.

Available Information

We maintain an Internet site, http://www.highlandhospitality.com, which contains additional information concerning Highland Hospitality Corporation. We make available free of charge through our Internet site our filings with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also post on this website our Code of Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit, Compensation Policy, and Nominating and Corporate Governance Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

Item 2.    Properties

As of March 9, 2004, we owned the following seven hotel properties:

Property	Number of Rooms	Location
Portsmouth Renaissance and Conference Center	250	Portsmouth, VA
Plaza San Antonio Marriott	252	San Antonio, TX
Hyatt Regency Savannah	351	Savannah, GA
Sugar Land Marriott and Conference Center	300	Sugar Land, TX
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA
Hilton Tampa Westshore	238	Tampa, FL
Hilton Garden Inn BWI Airport	158	Linthicum, MD

Total number of rooms	1,725

Portsmouth Renaissance and Conference Center—The 250-room Portsmouth Renaissance hotel and conference center is located at 425 Water Street, along the historic waterfront of Olde Towne in Portsmouth, Virginia. The hotel overlooks the Elizabeth River toward the skyline of neighboring Norfolk, Virginia and is located approximately twenty minutes from Norfolk International Airport. The adjoining waterfront conference center offers over 24,000 square feet of meeting space and houses a 70-seat amphitheater with video conferencing and interactive computer training capabilities. This hotel was developed as part of a public/private joint venture in 2001 and was built as a first-class hotel with impressive wood finishes, beautiful views of the water and an impressive exterior design. The hotel won Marriott International’s Renaissance Hotel Opening of the Year Award in 2001.

The Portsmouth Renaissance hotel and the adjoining conference center are leased from the Industrial Development Authority of the City of Portsmouth pursuant to two separate lease agreements, each for an initial term of 50 years ending May 2049, with four ten-year renewal options and one nine-year renewal option. Base rent under the hotel lease is $0.05 million per year. Annual percentage rent is equal to 100% of available net cash flow after payment of all hotel operating expenses, the base rent, real estate and property taxes, insurance and a cumulative priority annual return to the lessee of approximately $2 million, up to $0.2 million, then 50% of any remaining net cash flow until the landlord has been paid percentage (and additional) rent of $10 million in aggregate, and thereafter 10% of net cash flow annually. If we sell or assign the hotel lease to an unrelated party, an additional rent payment equal to 50% of the net sales proceeds in excess of our capital investment in the hotel and unpaid annual return of 15% on the investment will be due.

Annual rent under the conference center lease is equal to the lesser of $0.075 million per year or the maximum amount of rent allowable under tax regulations so as to preserve the tax-exempt status of the Portsmouth Industrial Development Authority bonds issued in connection with the hotel and conference center.

Plaza San Antonio Marriott—The 252-room Plaza San Antonio Marriott hotel is situated on over 6.2 acres of landscaped grounds near San Antonio’s famed River Walk and is directly across the street from the city’s convention center. The hotel’s downtown location provides convenient access to the Alamo Dome, La Villita (the village of Old San Antonio), the downtown financial district and the King William District, a historic Victorian preserve of homes, shops and restaurants.

The Plaza San Antonio Marriott hotel opened in 1979, contains over 16,000 square feet of meeting space, and offers such amenities as spa treatments, a sauna and whirlpool, and a heated outdoor swimming pool. In addition to the hotel ballroom of 6,100 square feet, the hotel utilizes two historic structures known as the German American School, which are located on the hotel grounds, and now serve as the hotel’s conference center. The conference center is leased from the City of San Antonio and is in the second of four permitted ten-year renewal options. In 2004, we intend to spend approximately $5.5 million on renovations in the hotel’s guest rooms, bathrooms, corridors and restaurant.

Hyatt Regency Savannah—The 351-room Hyatt Regency Savannah hotel is centrally located on the Savannah River in Savannah, Georgia. The hotel’s convenient location adjacent to the landmark gold-domed City Hall makes it accessible to the city’s leisure and business attractions. The hotel features 36,000 square feet of meeting space, including an 11,000 square foot exhibit hall with river views, an 8,000 square foot ballroom and a restaurant and lounge with spectacular river views. Savannah has evolved into one of the nation’s leading tourist destinations. Condé Nast Traveler magazine recently ranked Savannah as one of the top ten United States cities to visit and sixth most popular tourist destination in the United States. The downtown area, with its historical squares and parks, attracts an estimated 6.5 million visitors annually, contributing nearly $1 billion to the local economy.

The Hyatt Regency Savannah hotel opened in 1981. In 2004, we intend to spend approximately $7.5 million on renovations in the hotel’s guest rooms, restaurant, lounge and lobby.

Sugar Land Marriott and Conference Center—The 300-room Sugar Land Marriott hotel and conference center, which is located at 16090 City Walk, Sugar Land, Texas, opened in October 2003. Sugar Land is an affluent suburb of Houston, Texas and is approximately 15 miles from the Houston Galleria and 20 miles from downtown. The Sugar Land Marriott hotel is the centerpiece hotel in Sugar Land Town Square, a 32-acre mixed-use development that is planned to include over 600,000 square feet of Class A office space, Sugar Land’s City Hall, upscale retail shops, residential space, restaurants and a conference center. The hotel has 25,500 square feet of meeting space, including a 15,500 square foot ballroom, the third largest in the City of Houston.

The conference center and parking facility adjoining the Sugar Land Marriott hotel are leased from the Sugar Land Town Square Development Authority for a term of 99 years ending October 2102. The minimum rent is $1 per year, plus an incentive rent payment for the first 25 years of the term of the lease. If during any of those first 25 years, our cumulative internal rate of return on investment in the hotel exceeds 15%, then we will pay incentive rent in an amount equal to 36% of the net cash flow and/or net sale proceeds for the applicable year in excess of the amount of net cash flow and/or net sales proceeds that would be necessary to generate a cumulative internal rate of return of 15%.

Hilton Garden Inn Virginia Beach Town Center—The 176-room Hilton Garden Inn Virginia Beach Town Center hotel, which is located at 252 Town Center Drive, Virginia Beach, Virginia, opened in November 2003. The hotel is part of Virginia Beach’s public/private town center development which will span over 17 blocks and will be located at the core of the city’s emerging central business district. The town center will provide a mix of Class A office space, multi-level upscale retail, deluxe residential components, a performing arts center and an array of cafes and restaurants, along with the Hilton Garden Inn Virginia Beach Town Center hotel. The hotel provides 6,000 square feet of meeting space to service small groups.

Hilton Tampa Westshore—The 238-room Hilton Tampa Westshore hotel is located approximately five minutes from the Tampa International Airport. The hotel features approximately 12,000 square feet of meeting space. The hotel also features such amenities as a landscaped gazebo area with a large heated pool and whirlpool, a lighted tennis court, a newly equipped fitness center and shuttle service to both the airport and the Port of Tampa. The hotel opened in 1982, and in 2003, a $4.5 million rooms and lobby renovation was completed.

Hilton Garden Inn Baltimore/Washington International (BWI) Airport—The 158-room Hilton Garden Inn BWI Airport hotel is strategically located near the Baltimore/Washington International Airport which services both the Baltimore, Maryland and Washington, D.C. metropolitan areas and has seen extensive growth from the increasing popularity of discount airlines, such as Southwest Airlines and AirTran which serve the airport, and an expanding international terminal. The Hilton Garden Inn BWI Airport hotel opened in June 2001 and is located within minutes of the airport and within eight miles of Baltimore’s downtown area. The hotel contains over 2,000 square feet of meeting space and provides such amenities as complimentary high-speed internet access, a pool and fitness room and airport shuttle transportation.

Item 3.    Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “HIH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the New York Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2003
Fourth Quarter*	$10.90	$10.52
Year Ending December 31, 2004
First Quarter (through March 9, 2004)	$12.53	$10.80

*	trading was limited to the period from December 16, 2003 through December 31, 2003.

The closing price of our common stock on the New York Stock Exchange on March 9, 2004 was $12.30 per share.

Stockholder Information

As of March 9, 2004, there were 25 record holders of our common stock, including shares held in “street name” by nominees who are record holders, and approximately 5,146 beneficial owners.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Use of Proceeds from Registered Securities

The date of the IPO of our common stock was December 16, 2003. The managing underwriters of the IPO were Friedman, Billings, Ramsey & Co., Inc., Deutsche Bank Securities, Inc. and Raymond James & Associates, Inc. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Form S-11 Registration Statement (SEC File No. 333-108671) that was declared effective by the Securities and Exchange Commission on December 15, 2003. The offering was closed on December 19, 2003. All 30,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $10 per share. As part of the IPO, we granted the underwriters an over-allotment option to purchase up to an additional 4,500,000 shares of our common stock. The underwriters exercised their option in full on December 26, 2003. The aggregate gross proceeds from the shares of common stock sold by us were $345 million. The aggregate net proceeds to us from the offering were approximately $318.9 million after deducting approximately $24.1 million in underwriting discounts and approximately $2 million in other expenses incurred in connection with the offering. All of the shares of common stock were sold by us and there were no selling stockholders in the offering.

We used approximately $180 million of the net proceeds to purchase our initial portfolio of seven hotels (five hotels were acquired by December 31, 2003 and another two were acquired within the first two weeks of 2004). We intend to use the remaining net proceeds to acquire additional hotel properties and for general corporate purposes. Pending the use of the proceeds, as described above, we will invest any remaining proceeds in short-term, investment-grade, interest-bearing securities.

Unregistered Securities

Private Placements—Concurrent with the IPO, we sold in private placement transactions an aggregate of 4,550,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share. We have agreed to register these shares with the Securities and Exchange Commission for resale by the purchasers thereof prior to December 19, 2004.

Warrants—In connection with the IPO, we granted to our underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. We have reserved 888,488 shares of common stock for issuance upon exercise of the warrants and have agreed to register with the Securities and Exchange Commission prior to December 19, 2004, the shares of common stock underlying the warrants.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of our common stock on a one-for-one basis or, at our option, cash per unit equal to the market price of our common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2003, the total number of Operating Partnership units outstanding was 953,719. We have agreed to register with the Securities and Exchange Commission prior to December 19, 2004, 953,719 shares of our common stock that are issuable upon redemption of the Operating Partnership units; however, the 953,719 Operating Partnership units cannot be redeemed prior to December 19, 2004.

The common shares sold in the private placements, the warrants, and Operating Partnership units were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Dividend and Distribution Information

To maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our taxable income excluding net capital gains (which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America). The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors deemed relevant by our directors. Our ability to pay distributions to our stockholders will depend, in part, upon our receipt of distributions from our Operating Partnership, which will depend upon receipt of rent payments with respect to our properties from our TRS lessees and the management of our hotel properties by Barceló Crestline, Hyatt Corporation and other hotel management companies that our TRS lessees will engage to operate our hotels. Distributions to our stockholders generally will be taxable to our stockholders as ordinary income; however, because a significant portion of our investments will be equity ownership interests in hotel properties, which will result in depreciation and non-cash charges against our income, a portion of our distributions may constitute a tax-free return of capital. To the extent consistent with maintaining our REIT status, our taxable REIT subsidiary and TRS lessees may retain any after-tax earnings.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial data for Highland Hospitality Corporation beginning with its commencement of operations on December 19, 2003. Prior to December 19, 2003, the table sets forth selected historical financial data for Portsmouth Hotel Associates, LLC, which was acquired by us concurrent with the completion of our IPO on December 19, 2003. Portsmouth Hotel Associates, LLC was owned 66.7% by Barceló Crestline, which was the sponsor of our formation and IPO. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes. Portsmouth Hotel Associates, LLC, which leases the Portsmouth Renaissance hotel and conference center, commenced operations on January 10, 2001. Portsmouth Hotel Associates, LLC activity prior to January 10, 2001 related to construction and pre-opening efforts.

The selected historical financial data for Highland Hospitality Corporation for the period from December 19, 2003 through December 31, 2003, and the selected historical financial data for Portsmouth Hotel Associates, LLC for the period from January 1, 2003 through December 18, 2003 and for the years ended December 31, 2002, 2001, 2000 and 1999 have been derived from the historical financial statements of Highland Hospitality Corporation and Portsmouth Hotel Associates, LLC. The following selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, both included elsewhere in this Form 10-K.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

SELECTED HISTORICAL FINANCIAL DATA

(in thousands, except per share data)

	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
			2002	2001	2000	1999
Statement of Operations Data:
Revenues	$683	$10,656	$10,881	$9,404	$—	$—
Hotel operating expenses, excluding pre-opening expenses and depreciation and amortization	760	9,110	9,182	8,521	—	—
Pre-opening expenses	—	—	—	142	1,424	220
Depreciation and amortization	108	670	679	676	—	—
Corporate general and administrative	2,894	—	—	—	—	—
Operating income (loss)	(3,079)	876	1,020	65	(1,424)	(220)
Interest income	65	4	17	31	20	17
Interest expense	—	987	967	1,065	—	—
Net income (loss)	(2,673)	(107)	70	(969)	(1,404)	(203)
Basic and diluted loss per share	(0.07)

Other Financial Data:
Funds from operations(1)	(2,565)	563	749	(293)
EBITDA(2)	(2,907)	1,546	1,699	741
Net cash provided by (used in):
Operating activities	568	(89)	880	(630)
Investing activities	(137,934)	(396)	(99)	(2,855)
Financing activities	362,996	(555)	(297)	4,212

	As of December 31, 2003	As of December 31,
		2002	2001	2000	1999
Balance Sheet Data:
Cash	$225,630	$1,975	$1,435	$730	$542
Investment in hotel properties, net	147,562	11,090	11,726	12,004	5,206
Total assets	379,488	13,717	13,945	12,734	5,748
Long-term debt	—	12,040	12,136	9,882	259
Minority interest in operating partnership	8,457	—	—	—	—
Total owners’ equity (deficit)	355,263	650	780	(207)	1,197

(1)	Funds from operations, or FFO, is defined as net income (loss), plus real estate related depreciation and amortization. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO is a useful financial performance measure for investors and management because it provides another indication of our performance prior to deduction of real estate related depreciation and amortization. The calculation of FFO may vary from entity to entity, and as such, the presentation of FFO by us may not be comparable to FFO reported by other REITs. The following is a reconciliation between net income (loss) and FFO (in thousands):

	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
			2002	2001
Net income (loss)	$(2,673)	$(107)	$70	$(969)
Add: Depreciation and amortization	108	670	679	676

Funds from operations	$(2,565)	$563	$749	$(293)

(2)	EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe it is a useful financial performance measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by the capital structure of the REIT. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
			2002	2001
Net income (loss)	$(2,673)	$(107)	$70	$(969)
Add: Depreciation and amortization	108	670	679	676
Interest expense	—	987	967	1,065
Less: Interest income	(65)	(4)	(17)	(31)
Income tax benefit	(277)	—	—	—

EBITDA	$(2,907)	$1,546	$1,699	$741

Neither FFO nor EBITDA represent cash generated from operating activities as determined by accounting principles generally accepted in the United States of America (“GAAP”) and neither should be considered as an alternative to GAAP net income, as an indication of our financial performance, or to cash flow from operating activities as determined by GAAP, as a measure of liquidity. In addition, FFO and EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Although our operating results for 2003 only reflect 13 days of activity, we believe that we have accomplished much in a short period of time. We successfully completed our IPO on December 19, 2003. As a result of the IPO, as well as the underwriters’ exercise of their over-allotment option and private placement transactions, we raised net proceeds of approximately $361.2 million. We immediately utilized the proceeds to purchase our initial portfolio of seven hotels (five hotels were acquired by December 31, 2003 and another two were acquired within the first two weeks of 2004). After the completion of seven hotel acquisitions, we still have approximately $180 million to use to acquire additional hotel properties. We are actively, yet prudently, looking for opportunities to invest our capital in hotel properties that will maximize returns for our stockholders over the long term. We are also currently in negotiations with several financial institutions to obtain a line of credit which will enable us to expand our investment capacity. However, maintaining a strong balance sheet with moderate leverage will always be an important focus of ours.

In the second half of 2003, after two and one half years of extremely poor operating performance, we began to see signs of solid recovery in our industry, including a recovery in the United States economy, a rebound in consumer confidence, and increased demand for hotel rooms by both business and leisure travelers. We believe that these factors, combined with very limited supply growth, strongly position our industry for economic recovery over the next several years. Revenue growth is expected to be 5% industry-wide in 2004 and, with the operating leverage inherent in our business, profits will expand. We believe that we are well positioned given our financial resources and extensive executive experience and relationships within the lodging industry to take advantage of the opportunities in a rebounding industry.

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in July 2003 to own upscale full-service, premium limited-service, and extended stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently consummated the acquisition of three hotel properties.

The IPO consisted of the sale of 30,000,000 shares of common stock, resulting in net proceeds (after deducting underwriting discounts and offering expenses) of approximately $277 million. In conjunction with the IPO, we sold an additional 9,050,000 shares of common stock as a result of private placement transactions and the exercise of the underwriters’ over-allotment option, resulting in additional proceeds of approximately $84.2 million. The total net proceeds generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option were approximately $361.2 million.

Our initial three hotel properties were acquired from entities that were partially owned by Barceló Crestline, which was the sponsor of our formation and IPO. We used approximately $61.9 million of net proceeds from the IPO and issued 953,719 units of our Operating Partnership to acquire all of the equity interests in the three entities. The equity interests in the three entities acquired from Barceló Crestline, as our sponsor, in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control and recorded at Barceló Crestline’s historical cost basis. The remaining equity interests in the three entities acquired from third parties have been accounted for as acquisitions of minority interests and recorded at fair value.

On December 29, 2003 and December 30, 2003, we acquired two additional hotel properties for an aggregate purchase price of approximately $81.9 million. We have accounted for the acquisition of the two hotel properties under the purchase method of accounting, recording these hotels at their acquisition costs. As of December 31, 2003, we owned five hotel properties.

Substantially all of our assets are held by, and all of our operations are conducted through our Operating Partnership. In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned 97.7% by us and 2.3% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels under management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

The discussion below relates to Highland Hospitality Corporation as of December 31, 2003 and for the period from December 19, 2003 (commencement of operations) through December 31, 2003. Prior to December 19, 2003, the discussion below relates to Portsmouth Hotel Associates, LLC, which was one of the three entities we acquired on December 19, 2003 and partially owned by Barceló Crestline. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to Highland Hospitality Corporation’s commencement of operations.

Results of Operations

Results of operations are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), which is room revenue divided by total number of room nights. RevPAR does not include food and beverage revenues or other ancillary revenues such as telephone, parking or other guest services generated by the property.

Occupancy is a major driver of room revenue as well as other revenue categories such as food and beverage and telephone. ADR helps to drive room revenue as well; however, it does not have a direct effect on other revenue categories. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as franchise fees, utility costs and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability. Increases in ADR typically result in higher hotel profitability since variable hotel expenses generally do not increase correspondingly. Thus, increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs, while increases in RevPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

Highland Hospitality Corporation—Period from December 19, 2003 through December 31, 2003

Results of operations for the period from December 19, 2003 through December 31, 2003 include the operating activity of three hotels for 13 days, one hotel for three days, and one hotel for two days. The results of operations for the period from December 19, 2003 through December 31, 2003 are not indicative of future operating results for the five hotels, as the fourth quarter, in particular the weeks before and after the Christmas holiday, are traditionally slower periods for business and leisure travel.

Revenue—Revenues for the period from December 19, 2003 through December 31, 2003 were $0.7 million, which included rooms revenue of $0.3 million and food and beverage revenue of $0.3 million. Average occupancy, ADR, and RevPAR for the period from December 19, 2003 through December 31, 2003 were 32.2%, $99.47, and $31.99, respectively.

Expenses—Total hotel operating expenses, excluding depreciation and amortization, for the period from December 19, 2003 through December 31, 2003 was $0.8 million. Depreciation and amortization for the period from December 19, 2003 through December 31, 2003 was $0.1 million. Total corporate and general administrative expenses for the period from December 19, 2003 through December 31, 2003 were $2.9 million. Included in corporate and general expenses were one-time charges related to our IPO. These charges included $0.5 million related to director stock-based compensation and $2 million related to start-up costs and reimbursements to Barceló Crestline, which was the sponsor of our formation and IPO.

Operating loss for the period from December 19, 2003 through December 31, 2003 was $(3.1) million, largely due to the items discussed above.

Interest income and the minority interest in our operating partnership for the period from December 19, 2003 through December 31, 2003 were $0.07 million and $0.06 million, respectively. As a result of our operating losses for the period from December 19, 2003 through December 31, 2003, we recorded an income tax benefit of $0.3 million. Net loss for the period from December 19, 2003 through December 31, 2003 was $(2.7) million.

Portsmouth Hotel Associates, LLC—Comparison of period from January 1, 2003 through December 18, 2003 to year ended December 31, 2002

With respect to the following discussion of revenues and expenses, note that a part of the reason for the decrease in revenues and expenses is due to the fact that the results of operations for 2003 include Portsmouth Hotel Associates, LLC’s activity for the period from January 1, 2003 through December 18, 2003 (352 days), whereas the 2002 results of operations include the full year.

Revenue—Room revenues decreased $0.2 million, or 3.4%, for the period from January 1, 2003 through December 18, 2003, as compared to the year ended December 31, 2002, largely the result of decreased room demand. This decrease is primarily due to the major deployment of military forces to Iraq and the impact of hurricane Isabel in mid-September 2003. Average occupancy decreased from 68.8% for the year ended December 31, 2002 to 67.4% for the period from January 1, 2003 through December 18, 2003. ADR increased 2.1%, improving from $97.27 for the year ended December 31, 2002 to $99.38 for the period from January 1, 2003 through December 18, 2003. RevPAR increased to $67.01 for the period from January 1, 2003 through December 18, 2003 from $66.93 for the year ended December 31, 2002. Food and beverage revenue decreased $0.03 million, or 0.6%, for the period from January 1, 2003 through December 18, 2003, as compared to the year ended December 31, 2002. Total revenues decreased $0.2 million, or 2%, for the period from January 1, 2003 through December 18, 2003, as compared to the year ended December 31, 2002, mainly due to the decreases in room and food and beverage revenues described above.

Expenses—Total hotel operating expenses, excluding depreciation and amortization, decreased $0.07 million, or 0.8%, for the period from January 1, 2003 through December 18, 2003 as compared to the year ended December 31, 2002. Depreciation and amortization was $0.7 million for both the period from January 1, 2003 through December 18, 2003 and the year ended December 31, 2002. Interest expense increased $0.02 million, or 2%, for the period from January 1, 2003 through December 18, 2003, as compared to the year ended December 31, 2002. The increase was due primarily to the write-off of deferred financing costs in connection with the acquisition of Portsmouth Hotel Associates, LLC by Highland Hospitality Corporation, offset by lower interest rates in 2003.

Operating profit decreased $0.1 million for the period from January 1, 2003 through December 18, 2003, as compared to the year ended December 31, 2002. Net loss was $0.1 million for the period from January 1, 2003 through December 18, 2003, as compared to net income of $0.07 million for the year ended December 31, 2002, due to the items discussed above.

Portsmouth Hotel Associates, LLC—Comparison of year ended December 31, 2002 to year ended December 31, 2001

Revenue—Room revenues increased $1.2 million, or 25.2%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The Portsmouth Renaissance hotel opened in January 2001. During a substantial portion of 2001, the hotel was in a ramp-up phase following the opening. A military build up in 2002 in anticipation of war with Iraq helped to support this market with a large military presence. Overall, our occupancy increased from 58.3% for the year ended December 31, 2001 to 68.8% for the year ended

December 31, 2002. Our ADR increased 3.4% from $94.03 for the year ended December 31, 2001 to $97.27 for the year ended December 31, 2002. Consequently, our RevPAR increased 22.1% from $54.83 for the year ended December 31, 2001 to $66.94 for the year ended December 31, 2002. Food and beverage revenue increased $0.3 million, or 7.8%, from 2001 to 2002, also mainly due to the new hotel settling in the marketplace. Total revenues increased 15.7% from 2001 to 2002.

Expenses—Hotel operating costs and expenses, excluding depreciation and amortization and pre-opening costs, increased by $0.7 million, or 7.8%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase in hotel operating expenses can be attributed to the increase in business activity during the hotel’s second year of operations. Depreciation and amortization was comparable between 2002 and 2001 as there were few capital expenditures after January 10, 2001 when the hotel opened. Interest expense was $1 million in 2002 as compared to $1.1 million in 2001, due primarily to lower interest rates.

Operating profit in 2002 increased to $1 million as compared to operating profit of $0.06 million in 2001. Net income was $0.07 million in 2002 compared to a net loss of $1 million in 2001 due to the items discussed above.

Portsmouth Hotel Associates, LLC—Comparison of year ended December 31, 2001 to year ended December 31, 2000

Revenue—Since the hotel was not open in 2000, there are no historical revenues for 2000.

Expenses—Operating expenses consisted of pre-opening costs related to the opening of the hotel, such as organizational and general and administrative costs, including personnel costs and legal fees. Pre-opening costs decreased $1.3 million, or 90%, for the year ended December 31, 2001 as compared to 2000 as a result of the property opening in January 2001.

There was no depreciation and amortization in 2000 as the hotel was under construction and all interest costs were capitalized in 2000.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents of approximately $225.6 million. In January 2004, we acquired two additional hotel properties using approximately $35.9 million of the cash and cash equivalents on hand at December 31, 2003. We intend to use the remaining proceeds from the IPO, the underwriters’ exercise of their over-allotment option, and the private placement transactions to invest in additional hotel properties as suitable opportunities arise.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under anticipated lines of credit. We believe that our net cash provided by operations will be adequate to fund operating requirements, including planned renovations, pay interest on borrowings, and fund dividends in accordance with the REIT requirements of the federal income tax laws.

We intend to incur indebtedness to supplement our investment capital. While our charter does not limit the amount of debt we can incur, to maintain flexibility to respond to industry conditions and opportunities, we intend to maintain target debt levels of 40-50% of historical asset cost. We are currently in negotiations with a number of financial institutions to obtain a line of credit. Beyond our anticipated line of credit, we intend to use other financing methods as necessary, including obtaining from banks, institutional investors or other lenders, financings through property mortgages, bridge loans, letters of credit, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our investments. In addition, we may issue publicly or privately placed debt instruments. When possible and desirable, we will seek to replace short-term sources of capital with long-term financing.

Capital Expenditures

We will maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed upon requirements in our management agreements. The cost of all such routine maintenance, repairs and alterations will be paid out of a furniture, fixtures and equipment reserve, which will be funded by a portion of hotel gross revenues. Routine repairs and maintenance will be administered by the management company. However, we will have approval rights over capital expenditures. In 2004, we plan to spend approximately $13 million on renovations at two of our hotel properties.

Contractual Obligations

The following table sets forth our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other off-balance sheet arrangements at December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and Building Leases(1)	$5,906	$191	$382	$333	$5,000

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our financial statements:

Investment in Hotel Properties—Investments in hotel properties are stated at acquisition cost (except where interests are acquired from Barceló Crestline) and allocated to land, property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment are recorded at current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment based on cost segregation studies performed by management and independent third parties. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and three to ten years for furniture and equipment. Identifiable intangible assets are typically contracts, including lease agreements and franchise agreements, which are recorded at fair value. Above-market and below-market lease values are based on the present value of the difference between contractual amounts to be paid pursuant to the leases acquired and our estimate of the fair market lease rates for corresponding leases measured over a period equal to the remaining non-cancelable term of the lease. Leases acquired which are at market do not have significant value. An existing franchise agreement is typically terminated at the time of acquisition and a new franchise agreement is entered into based on then current market terms. Above-market and below-market franchise agreement values are based on the present value of the difference between contractual amounts to be paid pursuant to the franchise agreements acquired and our estimate of the fair market franchise rates for corresponding franchise agreements measured over a period equal to the remaining non-cancelable term of the franchise agreement. Franchise agreements acquired which are at market do not have significant value because they are easily transferable with minimal cost. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in hotel properties may not be recoverable. Events or circumstances that may cause us to perform our review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel property exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized.

Stock-based Compensation—We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, as amended. For restricted stock awards, we record unearned compensation equal to the number of shares awarded multiplied by the average price of our common stock on the date of the award, less the purchase price for the stock, if any. Unearned compensation is amortized using the straight-line method over the period in which the restrictions lapse (i.e., vesting period). For unrestricted stock awards, we record compensation expense on the date of the award equal to the number of shares awarded multiplied by the average price of our common stock on the date of the award, less the purchase price for the stock, if any.

Revenue Recognition—Hotel revenues, including room, food and beverage, and other hotel revenues, are recognized as the related services are provided.

New Accounting Pronouncements

FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The adoption of FIN 45 did not have a material impact on our results of operations, financial position, or cash flows.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the FASB elected to indefinitely defer implementation of certain provisions of SFAS 150 relating to limited-life subsidiaries created before November 5, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations, financial position, or cash flows.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003, we did not have any financial instruments that were exposed to market risk. Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

Item 8.    Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Highland Hospitality Corporation have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, Highland Hospitality Corporation’s disclosure controls and procedures were effective.

There was no change in Highland Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Highland Hospitality Corporation’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, Highland Hospitality Corporation’s internal control over financial reporting.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10.    Directors and Executive Officers of the Registrant

Information on our directors is incorporated by reference to our 2004 proxy statement. Information on our executive officers is included under the heading “Executive Officers” on pages 9 through 11 of this report.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2004 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to our 2004 proxy statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2004 proxy statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2004 proxy statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	Financial Statements

Included herein at pages F-1 through F-19.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-20:

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of Highland Hospitality Corporation

3.2		Amended and Restated Bylaws of Highland Hospitality Corporation

3.3		Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P.

10.1	*	Highland Hospitality Corporation 2003 Omnibus Stock Incentive Plan

10.2	*	Employment Agreement between Highland Hospitality Corporation and James L. Francis (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.3	*	Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.4	*	Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.5	*	Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.6		Strategic Alliance Agreement dated September 4, 2003 among Highland Hospitality Corporation, Highland Hospitality, L.P. and Barcelo Crestline Corporation (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.7		Form of Management Agreement with Crestline Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.8		Contribution Agreement dated August 6, 2003 by and between Portsmouth Hotel Developers, LLC and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.9		Contribution Agreement dated September 4, 2003 by and among CCGP Sugar Land Corporation, CCLP Sugar Land Corporation, Barcelo Crestline Corporation and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

Exhibit Number	Description of Exhibit
10.10	Contribution Agreement dated August 6, 2003 by and between Sugar Land Hotel Developers, LLC and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.11	Contribution Agreement dated September 4, 2003 by and among CCC Chesapeake LLC, Barcelo Crestline Corporation and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.12	Contribution Agreement dated September 4, 2003 by and between A/H Hotel, L.L.C. and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.13	Contribution Agreement dated September 4, 2003 by and among BCC Virginia Beach LLC, Barcelo Crestline Corporation and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.14	First Amendment to Contribution Agreement dated September 3, 2003 by and between Portsmouth Hotel Developers, LLC and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.15	First Amendment to Contribution Agreement dated September 3, 2003 by and between Sugar Land Hotel Developers, LLC and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.16	Stock Purchase Agreement dated September 4, 2003 by and between Bruce D. Wardinski and Highland Hospitality Corporation (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.17	Form of Lease with taxable REIT subsidiaries (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.18	Warrant Agreement between Friedman, Billings, Ramsey & Co., Inc. and Highland Hospitality Corporation

10.19	Promissory Note dated October 1, 2003 from Highland Hospitality Corporation payable to Bruce D. Wardinski (incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.20	Purchase Agreement dated October 10, 2003 between RLJ Tampa Hotel, LLC, as Seller, and Barcelo Crestline Corporation, as Purchaser (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.20.1	First Amendment to Purchase Agreement dated November 24, 2003 between RLJ Tampa Hotel, LLC and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.20.1 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.20.2	Second Amendment to Purchase Agreement dated November 26, 2003 between RLJ Tampa Hotel, LLC and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.20.2 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.21	Purchase and Sale Agreement dated as of September 17, 2003 by and among AP/APML Savannah, L.P. (Seller) and Barcelo Crestline Corporation (Purchaser) (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.21.1	First Amendment to Purchase and Sale Agreement dated October 7, 2003 between AP/APMC Savannah, L.P. and Barcelo Crestline Corporation (incorporated by reference to Exhibit 10.21.1 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.21.2	Second Amendment to Purchase and Sale Agreement dated October 17, 2003 between AP/APMC Savannah, L.P. and Barcelo Crestline Corporation (incorporated by reference to Exhibit 10.21.2 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

Exhibit Number	Description of Exhibit

10.21.3	Third Amendment to Purchase and Sale Agreement dated October 21, 2003 between AP/APMC Savannah, L.P. and Barcelo Crestline Corporation (incorporated by reference to Exhibit 10.21.3 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.21.4	Fourth Amendment to Purchase and Sale Agreement dated October 23, 2003 between AP/APMC Savannah, L.P. and Barcelo Crestline Corporation (incorporated by reference to Exhibit 10.21.4 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.22	Agreement of Purchase and Sale dated as of September 19, 2003 between Barcelo Crestline Corporation (Purchaser) and HMC Retirement Properties, L.P. (Seller) (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.23	Assignment and Assumption of Agreement of Purchase and Sale dated October 1, 2003 between Barcelo Crestline Corporation and Highland Hospitality Corporation (San Antonio) (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.24	Assignment and Assumption of Purchase and Sale Agreement dated October 23, 2003 between Barcelo Crestline Corporation and Highland Hospitality Corporation (Savannah) (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.25	Assignment and Assumption of Purchase and Sale Agreement dated October 23, 2003 between Barcelo Crestline Corporation and Highland Hospitality Corporation (Tampa) (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.26	Management Agreement for Hyatt Regency Savannah (incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.34	Registration Rights Agreement dated November 6, 2003 by and between Highland Hospitality Corporation and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.35	Purchase Agreement dated November 17, 2003 between Brentwood BWI, LLC, as Seller, and Highland Hospitality, L.P., as Purchaser (incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.36	Registration Rights Agreement between Highland Hospitality Corporation and Friedman, Billings, Ramsey & Co., Inc.

21.1	List of Subsidiaries of Highland Hospitality Corporation (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

23.1	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes management contract or other compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BRUCE D. WARDINSKI Bruce D. Wardinski	Chairman of the Board of Directors	March 29, 2004

/s/ JAMES L. FRANCIS James L. Francis	President, Chief Executive Officer, and Director	March 29, 2004

/s/ DOUGLAS W. VICARI Douglas W. Vicari	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	March 29, 2004

/s/ W. REEDER GLASS W. Reeder Glass	Director	March 29, 2004

/s/ CRAIG E. LAMBERT Craig E. Lambert	Director	March 29, 2004

/s/ THOMAS A. NATELLI Thomas A. Natelli	Director	March 29, 2004

/s/ MARGARET A. SHEEHAN Margaret A. Sheehan	Director	March 29, 2004

/s/ WILLIAM L. WILSON William L. Wilson	Director	March 29, 2004

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

AS OF DECEMBER 31, 2003 AND 2002

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report	F-2

Balance Sheets for Highland Hospitality Corporation as of December 31, 2003 and for the Predecessor as of December 31, 2002	F-3

Statements of Operations for Highland Hospitality Corporation for the period from December 19, 2003 to December 31, 2003 and for the Predecessor for the period from January 1, 2003 to December 18, 2003 and for the years ended December 31, 2002 and 2001

F-4

Statements of Owners’ Equity for Highland Hospitality Corporation for the period from December 19, 2003 to December 31, 2003 and for the Predecessor for the period from January 1, 2003 to December 18, 2003 and for the years ended December 31, 2002 and 2001

F-5

Statements of Cash Flows for Highland Hospitality Corporation for the period from December 19, 2003 to December 31, 2003 and for the Predecessor for the period from January 1, 2003 to December 18, 2003 and for the years ended December 31, 2002 and 2001

F-6

Notes to Financial Statements	F-7

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2003	F-20

Independent Auditors’ Report

The Board of Directors

Highland Hospitality Corporation:

We have audited the accompanying consolidated balance sheet of Highland Hospitality Corporation and subsidiaries (Successor) as of December 31, 2003, and of Portsmouth Hotel Associates, LLC (Predecessor) as of December 31, 2002, and the related consolidated statements of operations, owners’ equity, and cash flows for the period from December 19, 2003 to December 31, 2003 (Successor period), and the related statements of operations, owners’ equity, and cash flows for the period from January 1, 2003 to December 18, 2003 and for each of the years in the two-year period ended December 31, 2002 (Predecessor periods). In connection with our audit of the consolidated financial statements of the Successor, we have also audited the related financial statement Schedule III. These financial statements and financial statement schedule are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Highland Hospitality Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the Successor period, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the aforementioned Predecessor financial statements present fairly, in all material respects, the financial position of Portsmouth Hotel Associates, LLC as of December 31, 2002, and the results of its operations and its cash flows for the Predecessor periods, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective December 19, 2003, Highland Hospitality Corporation acquired all of the outstanding equity interests of Portsmouth Hotel Associates, LLC in a business combination accounted for as a reorganization of entities under common control with respect to the interests acquired from Barceló Crestline Corporation and acquisition of minority interests recorded at fair value from third parties. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

McLean, Virginia

February 28, 2004

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEET

AND PREDECESSOR BALANCE SHEET

(in thousands, except share data)

	Highland Hospitality December 31, 2003	The Predecessor December 31, 2002
ASSETS
Investment in hotel properties, net	$147,562	$11,090
Cash and cash equivalents	225,630	1,719
Restricted cash	—	256
Accounts receivable, net	2,917	291
Deferred financing costs	—	124
Prepaid expenses and other assets	3,379	237

Total assets	$379,488	$13,717

LIABILITIES AND OWNERS’ EQUITY
Mortgage loan	$—	$12,040
Accounts payable and accrued expenses	6,936	1,027
Payable to affiliates	8,832	—

Total liabilities	15,768	13,067

Minority interest in operating partnership	8,457	—
Commitments and contingencies (see Note 10)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2003	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 39,882,500 shares issued and outstanding at December 31, 2003	399	—
Additional paid-in capital	365,454	—
Unearned compensation	(7,917)	—
Accumulated deficit	(2,673)	—
Owners’ equity	—	650

Total owners’ equity	355,263	650

Total liabilities and owners’ equity	$379,488	$13,717

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

AND PREDECESSOR STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
			2002	2001
REVENUE
Rooms	$348	$5,874	$6,083	$4,860
Food and beverage	311	4,494	4,523	4,194
Other	24	288	275	350

Total revenue	683	10,656	10,881	9,404

EXPENSES
Hotel operating expenses:
Rooms	89	1,312	1,407	1,247
Food and beverage	310	3,330	3,428	3,471
Other direct	20	142	187	161
Indirect	341	4,326	4,160	3,784

Total hotel operating expenses	760	9,110	9,182	8,663
Depreciation and amortization	108	670	679	676
Corporate general and administrative:
Stock-based compensation	637	—	—	—
Start-up costs	1,951	—	—	—
Other	306	—	—	—

Total operating expenses	3,762	9,780	9,861	9,339

Operating income (loss)	(3,079)	876	1,020	65
Interest income	65	4	17	31
Interest expense	—	987	967	1,065

Income (loss) before minority interest in operating partnership and income taxes	(3,014)	(107)	70	(969)
Minority interest in operating partnership	64	—	—	—
Income tax benefit	277	—	—	—

Net income (loss)	$(2,673)	$(107)	$70	$(969)

Loss per share:
Basic and diluted	(0.07)
Weighted average number of common shares outstanding:
Basic and diluted	37,459,423

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

AND PREDECESSOR STATEMENTS OF OWNERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Owners’ Equity	Total
	Shares	Par Value
The Predecessor:
Balances at December 31, 2000	—	$—	$—	$—	$—	$(208)	$(208)
Net loss	—	—	—	—	—	(969)	(969)
Contributions from owners	—	—	—	—	—	1,957	1,957

Balances at December 31, 2001	—	—	—	—	—	780	780
Net income	—	—	—	—	—	70	70
Distributions to owners	—	—	—	—	—	(200)	(200)

Balances at December 31, 2002	—	—	—	—	—	650	650
Net loss	—	—	—	—	—	(107)	(107)
Distributions to owners	—	—	—	—	—	(389)	(389)

Balances at December 18, 2003	—	$—	$—	$—	$—	$154	$154

Highland Hospitality:
Formation transactions on December 19, 2003:
Sale of common shares in connection with initial public offering, less underwriters’ fees of $21,000	30,000,000	$300	$278,700	$—	$—	$—	$279,000
Issuance costs incurred related to initial public offering	—	—	(2,062)	—	—	—	(2,062)
Sale of common shares in private transactions	4,550,000	46	42,269	—	—	—	42,315
Executive and director non-cash compensation	—	—	1,221	—	—	—	1,221
Issuance of unrestricted shares to directors	30,000	—	300	—	—	—	300
Issuance of restricted shares to executives	802,500	8	8,017	(8,025)	—	—	—
Establish minority interest in operating partnership	—	—	(4,796)	—	—	—	(4,796)

Balances at December 19, 2003	35,382,500	354	323,649	(8,025)	—	—	315,978
Sale of common shares in connection with underwriters’ over-allotment, less underwriters’ fees of $3,150	4,500,000	45	41,805	—	—	—	41,850
Amortization of unearned compensation	—	—	—	108	—	—	108
Net loss	—	—	—	—	(2,673)	—	(2,673)

Balances at December 31, 2003	39,882,500	$399	$365,454	$(7,917)	$(2,673)	$—	$355,263

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

AND PREDECESSOR STATEMENTS OF CASH FLOWS

(in thousands)

	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,

			2002	2001
Cash flows from operating activities:
Net income (loss)	$(2,673)	$(107)	$70	$(969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108	670	679	676
Amortization of deferred financing costs	—	124	36	36
Minority interest in operating partnership	(64)	—	—	—
Stock-based compensation	637	—	—	—
Non-cash start-up costs	993	—	—	—
Changes in assets and liabilities:
Accounts receivable, net	(78)	(576)	138	(429)
Prepaid expenses and other assets	(1,054)	(2)	(41)	(195)
Accounts payable and accrued expenses	1,395	(198)	(2)	251
Payable to affiliates	1,304	—	—	—

Net cash provided by (used in) operating activities	568	(89)	880	(630)

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(137,934)	—	—	—
Additions to leasehold improvements and construction-in-progress	—	(248)	(43)	(3,278)
Grant from the City of Portsmouth	—	—	—	402
Change in restricted cash	—	(148)	(56)	21

Net cash used in investing activities	(137,934)	(396)	(99)	(2,855)

Cash flows from financing activities:
Proceeds from sale of common stock	363,165	—	—	—
Payment of issuance costs related to sale of common stock	(169)	—	—	—
Repayments on debt	—	(166)	(97)	—
Proceeds from borrowings of debt	—	—	—	2,255
Contributions from owners	—	—	—	1,957
Distributions to owners	—	(389)	(200)	—

Net cash provided by (used in) financing activities	362,996	(555)	(297)	4,212

Net increase (decrease) in cash	225,630	(1,040)	484	727
Cash and cash equivalents, beginning of period	—	1,719	1,235	508

Cash and cash equivalents, end of period	$225,630	$679	$1,719	$1,235

Supplemental disclosure of cash flow information:
Issuance of operating partnership units in exchange for equity interests	$3,725	$—	$—	$—
Cash paid for interest, net of amounts capitalized	$—	$821	$931	$1,031

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated the acquisition of three hotel properties (“initial properties”).

The IPO consisted of the sale of 30,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $300 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $277 million. Concurrent with the IPO, the Company sold in private placement transactions an aggregate of 4,550,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share. The proceeds generated from the private placement transactions were approximately $42.3 million. On December 26, 2003, the Company sold an additional 4,500,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $41.9 million. The total net proceeds generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option was approximately $361.2 million.

The Company contributed all of the net proceeds from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option to Highland Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”), in exchange for an approximate 97.7% general and limited partnership interest in the Operating Partnership. The Operating Partnership used approximately $61.9 million of the net proceeds from the Company, along with 953,719 units of limited partner interest, to acquire all of the equity interests in the entities that own or lease the initial properties.

On December 29, 2003 and December 30, 2003, the Operating Partnership completed the acquisition of two additional hotel properties for an aggregate purchase price of approximately $81.9 million. As of December 31, 2003, the Company owned five hotel properties.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned 97.7% by the Company and 2.3% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels under management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The Company financial statements presented herein include all of the accounts of Highland Hospitality Corporation beginning with its commencement of operations on December 19, 2003. Prior to December 19, 2003, this report includes the financial statements of Portsmouth Hotel Associates, LLC (“PHA”), which was one of the three entities acquired by the Company concurrent with the completion of the IPO on December 19, 2003. PHA was owned 66.7% by Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of the Company’s formation and IPO. PHA is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor balance sheet as of December 31, 2002 and statements of operations and cash flows for the years ended December 31, 2002 and 2001 and for the period from January 1, 2003 through December 18, 2003 include the net assets and operations of PHA on its historical cost basis.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation—The accompanying Company financial statements include the accounts of Highland Hospitality Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash—Restricted cash includes reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s hotel management and franchise agreements.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost (except where interests are acquired from Barceló Crestline), and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized.

Minority Interest in Operating Partnership—Certain hotel properties have been acquired, in part, by the Operating Partnership through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the statements of operations.

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to HHC TRS, the Company’s wholly-owned taxable REIT subsidiary. HHC TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings (loss) per share calculation as there would be no effect on reported diluted earnings (loss) per share.

For the period from December 19, 2003 through December 31, 2003, basic and diluted earnings (loss) per share was $(.07). The weighted average number of common shares outstanding used in the calculations was 37,459,423.

Stock-based Compensation—The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, as amended. For restricted stock awards, the Company records unearned compensation equal to the number of shares awarded multiplied by the average price of the Company’s common stock on the date of the award, less the purchase price for the stock, if any. Unearned compensation is amortized using the straight-line method over the period in which the restrictions lapse (i.e., vesting period). For unrestricted stock awards, the Company records compensation expense on the date of the award equal to the number of shares awarded multiplied by the average price of the Company’s common stock on the date of the award, less the purchase price for the stock, if any.

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net loss.

Segment Information—Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. Based on the guidance provided in SFAS 131, the Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to the predecessor financial statements to conform to the Company’s presentation.

New Accounting Pronouncements—FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The adoption of FIN 45 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as amended (“FIN 46R”), requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46R did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, in October 2003, the FASB elected to indefinitely defer implementation of certain provisions of SFAS 150 relating to limited-life subsidiaries created before November 5, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

3.	Acquisition of Hotel Properties

On December 19, 2003, concurrent with the completion of the IPO, the Company acquired 100% of the equity interests in PHA, A/H-BCC Virginia Beach Hotel, LLC, and Sugar Land Hotel Associates, L.P. Barceló Crestline, which was the sponsor of the Company’s formation and IPO, had a 66.7% interest in PHA, a 50% interest in A/H-BCC Virginia Beach Hotel, LLC, and an 80% interest in Sugar Land Hotel Associates, L.P. The equity interests in PHA, A/H-BCC Virginia Beach Hotel, LLC, and Sugar Land Hotel Associates, L.P. acquired from Barceló Crestline, as the Company’s sponsor, in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control and recorded at Barceló Crestline’s historical cost basis. The remaining equity interests in PHA, A/H-BCC Virginia Beach Hotel, LLC, and Sugar Land Hotel Associates, L.P. acquired from third parties have been accounted for as acquisitions of minority interests and recorded at fair value.

PHA has an agreement with the Industrial Development Authority of the City of Portsmouth to lease the 250-room Portsmouth Renaissance hotel and adjoining conference center located in Portsmouth, Virginia for an initial term of 50 years ending May 2049, with four ten-year renewal options and one nine-year renewal option. PHA was acquired for approximately $13 million, which included the repayment of a mortgage loan which

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

encumbered the hotel property of approximately $11.9 million and the issuance of 344,152 and 185,483 Operating Partnership units to Barceló Crestline and the third-party member, respectively, valued at approximately $1.1 million.

A/H-BCC Virginia Beach Hotel, LLC, which owns the 176-room Hilton Garden Inn Virginia Beach Town Center hotel located in Virginia Beach, Virginia, was acquired for approximately $20 million, which included the repayment of a construction loan which encumbered the hotel property of approximately $17.5 million and the issuance of 142,688 Operating Partnership units to both Barceló Crestline and the third-party member, valued at approximately $2.5 million. In addition, the Company has agreed to pay the third-party member additional purchase consideration if the Hilton Garden Inn Virginia Beach Town Center hotel exceeds certain agreed-upon operating results during the second 12-month period or third 12-month period following the opening date of the hotel. The additional purchase consideration will be paid in the form of Operating Partnership units equal to the amount of the additional purchase consideration divided by the average closing price of the Company’s common stock for the ten trading days immediately preceding the calculation date.

Sugar Land Hotel Associates, L.P., which owns the 300-room Sugar Land Marriott hotel located in Sugar Land, Texas, was acquired for approximately $32.6 million, which included the repayment of a construction loan which encumbered the hotel property and a mezzanine loan in an aggregate amount of approximately $29.7 million, and the issuance of 43,010 and 95,698 Operating Partnership units to Barceló Crestline and the third-party member, respectively, valued at approximately $0.2 million. Sugar Land Hotel Associates, L.P. also has an agreement with the Sugar Land Development Authority to lease a conference center and parking facility adjoining the Sugar Land Marriott hotel for a term of 99 years ending October 2102. In addition, the Company has agreed to pay Barceló Crestline up to $1.8 million as additional purchase consideration if the Sugar Land Marriott hotel exceeds certain agreed-upon operating results over the 36-month period following the Company’s acquisition of the hotel. The additional purchase consideration will be paid in the form of Operating Partnership units equal to the amount of the additional purchase consideration divided by the average closing price of the Company’s common stock for the twenty trading days immediately prior to the end of the 36-month period.

On December 29, 2003, the Company acquired the 252-room Plaza San Antonio Marriott hotel located in San Antonio, Texas for approximately $32.7 million in cash. On December 30, 2003, the Company acquired the 351-room Hyatt Regency Savannah hotel located in Savannah, Georgia for approximately $49.2 million in cash. The Company recorded the acquisition of these two hotel properties at their acquisition cost.

The allocation of the purchase prices of the hotel properties to the acquired assets and liabilities was as follows (in thousands):

	Portsmouth Hotel Associates, LLC	A/H-BCC Virginia Beach Hotel, LLC	Sugar Land Hotel Associates, L.P.	Plaza San Antonio Marriott	Hyatt Regency Savannah
Land and land improvements	$—	$1,760	$330	$3,622	$6,684
Buildings and leasehold improvements	12,087	15,841	27,427	28,157	42,948
Furniture, fixtures and equipment	2,654	2,312	4,763	878	485
Accumulated depreciation and amortization	(2,024)	(72)	(254)	—	—
Cash	518	207	93	20	60
Accounts receivable, net	967	308	737	314	513
Prepaid assets and other assets	238	6	234	105	124
Accounts payable and accrued expenses	(1,473)	(345)	(698)	(388)	(1,605)

Net assets acquired	$12,967	$20,017	$32,632	$32,708	$49,209

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The results of operations for each of the hotel properties are included in the Company’s consolidated statement of operations from their respective acquisition dates. The following pro forma information presents the results of operations of the Company for the years ended December 31, 2003 and 2002 as if the five hotel property acquisitions had taken place on January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2002, or of future results of operations (in thousands).

	(unaudited) Year Ended December 31,
	2003	2002(1)(2)
Total revenue	$46,316	$44,740
Total operating expenses	47,180	43,544
Operating income (loss)	(864)	1,196
Net income (loss)	(896)	993
Earnings (loss) per share:
Basic and diluted	(0.02)	0.02

(1)	No results of operations were included in 2002 for the Sugar Land Marriott hotel and conference center and the Hilton Garden Inn Virginia Beach Town Center hotel since the hotels opened for business in October 2003 and November 2003, respectively.
(2)	Included in results of operations for 2002 was approximately $2 million of start-up costs.

4.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2003 and 2002 consisted of the following (in thousands):

	Highland Hospitality December 31, 2003	The Predecessor December 31, 2002
Land and land improvements	$12,396	$—
Buildings and leasehold improvements	126,532	9,927
Furniture, fixtures and equipment	11,092	2,517

	150,020	12,444
Less: accumulated depreciation and amortization	(2,458)	(1,354)

	$147,562	$11,090

In connection with the Portsmouth Renaissance ground and building lease, the City of Portsmouth provided PHA a grant of $12 million to aide in the construction of the hotel. The total cost to construct the Portsmouth Renaissance hotel was approximately $24.4 million. The grant was applied to reduce the construction costs of the hotel. The remaining costs incurred by PHA are leasehold improvements and are recorded as such in the balance sheets.

5.	Mortgage Loan

On May 24, 1999, PHA obtained a mortgage loan in the amount of $12.6 million to fund the construction of leasehold improvements at the Portsmouth Renaissance hotel. The loan was secured by the Portsmouth Renaissance hotel and its maturity date was June 1, 2006. Loan principal and interest payments were due monthly, with principal payments commencing on July 1, 2002 and interest payments commencing on July 1, 1999. Interest was based on a variable rate equal to the six-month LIBOR rate as of the first day of every

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

six-month period plus 3.5% through June 1, 2002. Subsequent to June 1, 2002, interest was based on a variable rate equal to the six-month LIBOR rate as of the first day of every six-month period plus 3.25%. At no time could the interest rate be less than 7%, and during any six-month interest period, the interest rate could not be adjusted by more than 1%. PHA recorded deferred financing costs of approximately $0.3 million related to obtaining the mortgage loan.

On December 19, 2003, in connection with the Company’s acquisition of the equity interests in PHA, the outstanding loan balance of approximately $11.9 million was repaid in full. The remaining unamortized deferred financing costs at that time were written off and are included in interest expense in the predecessor statements of operations.

6.	Capital Stock

Common Shares—The Company is authorized to issue up to 500,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

On December 19, 2003, the Company completed its IPO and sold 30,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $300 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $277 million. Concurrent with the IPO, the Company sold in private placement transactions an aggregate of 4,550,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share. The proceeds generated from the private placement transactions were approximately $42.3 million. On December 26, 2003, the Company sold an additional 4,500,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $41.9 million. The total net proceeds generated from the IPO, the private placement transactions, and the underwriters’ over-allotment was approximately $361.2 million. Also concurrent with the IPO, the Company issued 832,500 shares of common stock to its executives and directors. As of December 31, 2003, the Company had 39,882,500 shares of common stock outstanding.

The Company has agreed to register with the Securities and Exchange Commission prior to December 19, 2004, 4,550,000 shares of common stock that were sold through private placement transactions concurrent with the IPO.

Warrants—In connection with the IPO, the Company granted to its underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. The Company has reserved 888,488 shares of common stock for issuance upon exercise of the warrants and has agreed to register with the Securities and Exchange Commission prior to December 19, 2004, the shares of common stock underlying the warrants.

Preferred Shares—The Company is authorized to issue up to 100,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2003, there were no shares of preferred stock outstanding.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2003, the total number of Operating Partnership units outstanding was 953,719. The Company has agreed to register with the Securities and Exchange Commission prior to December 19, 2004, 953,719 shares of the Company’s common stock that are issuable upon redemption of the Operating Partnership units; however, the 953,719 Operating Partnership units cannot be redeemed prior to December 19, 2004.

7.	Stock Incentive Plan

In December 2003, the Company established the 2003 Omnibus Stock Incentive Plan (the “Plan”), which authorizes the issuance of options to purchase shares of common stock and the grant of stock awards, stock appreciation rights, deferred shares, performance shares and performance units. Employees and directors of the Company and other persons that provide consulting services to the Company are eligible to participate in the Plan. The Company’s compensation policy committee of the board of directors administers the Plan and determines the numbers of awards to be granted, the vesting period, and the exercise price, if any.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of December 31, 2003, no stock options had been granted under the Plan.

The Plan also provides for the grant of stock awards. A stock award may be subject to payment by the participant of a purchase price for shares of common stock subject to a stock award, and a stock award may be subject to vesting requirements or transfer restrictions or both as determined by the compensation policy committee of the board of directors. Those conditions may include, for example, a requirement that the participant complete a specified period of service or that certain performance objectives be achieved. Transfer of the shares of common stock subject to a stock award normally will be restricted prior to vesting.

Concurrent with the Company’s IPO, the Company’s executives were issued 802,500 shares of restricted common stock, which did not require payments by the executives. Subject to continued employment with the Company, the restrictions on the executives’ shares lapse at the rate of one-third of the number of restricted shares per year commencing on the first anniversary of their issuance. The Company recorded unearned compensation of approximately $8 million and is amortizing the unearned compensation over the 36-month period commencing on the date of the issuance. Also concurrent with the Company’s IPO, the Company’s directors were issued 30,000 shares of unrestricted common stock, which did not require payments by the directors and vested immediately. For the period from December 19, 2003 through December 31, 2003, the Company recorded approximately $0.4 million of stock-based compensation expense related to the restricted and unrestricted common stock awards.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares and covered by stock appreciation rights is 2,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are issued under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of December 31, 2003, 1,169,500 shares of common stock were reserved and available for distribution under the Plan.

The board of directors may amend or terminate the Plan at any time, but an amendment will not become effective without the approval of the Company’s stockholders (within 12 months of the date such amendment is adopted by the board of directors) if it increases the aggregate number of shares of common stock that may be issued under the Plan. No amendment or termination of the Plan will affect a participant’s rights under outstanding awards without the participant’s consent.

8.	Related Party Transactions

The third-party member, other than Barceló Crestline, of PHA and Sugar Land Hotel Associates, L.P. was the developer of the Sugar Land Marriott hotel. The Company issued 281,181 Operating Partnership units to the third-party member in exchange for its equity interests in the two entities. As of December 31, 2003, included in payable to affiliates in the consolidated balance sheet was approximately $2.6 million for construction costs related to the Sugar Land Marriott hotel.

As of December 31, 2003, Barceló Crestline, which was the sponsor of the Company’s formation and IPO, owns approximately 3% of Company’s outstanding common stock and 529,850 Operating Partnership units. The following is a summary of the transactions between the Company and Barceló Crestline:

Repayments to Barceló Crestline—At December 31, 2003, included in payable to affiliates in the consolidated balance sheet was approximately $6.2 million for start-up costs and hotel acquisition costs that had been paid by Barceló Crestline on the Company’s behalf since the Company’s formation.

Sale of Common Stock—Concurrent with the IPO, Barceló Crestline acquired 1,250,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share, resulting in proceeds of approximately $11.6 million.

Acquisition of Hotel Properties—Barceló Crestline had an equity interest in PHA, Sugar Land Hotel Associates, L.P., and A/H-BCC Virginia Beach Hotel, LLC, which were the three entities that the Company acquired on December 19, 2003. The Company issued 529,850 Operating Partnership units to Barceló Crestline in exchange for its equity interests in the three entities.

Strategic Alliance Agreement—On December 19, 2003, the Company entered into a seven-year strategic alliance agreement with Barceló Crestline pursuant to which (i) Barceló Crestline agrees to refer to the Company

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

(on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries other than opportunities that primarily relate to third-party management arrangements offered to Barceló Crestline, and (ii) unless a majority of the Company’s independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by the Company, the Company agrees to offer Barceló Crestline or its subsidiaries the right to manage hotel properties that the Company acquires in the United States, unless the hotel is encumbered by a management agreement that would extend beyond the date of the Company’s acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee).

Management Agreements—Four of the five hotels that the Company owned at December 31, 2003 operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating profit for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating profit of the hotel has not equaled at least 11% of the Company’s investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the period from December 19, 2003 through December 31, 2003, the Company paid Crestline Hotels & Resorts approximately $0.01 million in management fees. For the period from January 1, 2003 through December 18, 2003 and for the years ended December 31, 2002 and 2001, PHA paid Crestline Hotels & Resorts approximately $0.3 million, $0.3 million, and $0.2 million, respectively, in management fees.

Transactions with Chairman of the Board of Directors—The Company’s chairman of the board of directors, who is also Barceló Crestline’s president and chief executive officer, acquired 300,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share, resulting in proceeds of approximately $2.8 million. For the period from December 19, 2003 through December 31, 2003, the Company recorded compensation expense of approximately $0.2 million equal to the underwriting discount. In addition, the Company used approximately $1.5 million of the net proceeds of the IPO to repay a loan from the Company’s chairman, which had been used as a deposit related to the acquisition of the Plaza San Antonio Marriott hotel.

9.	Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income (excluding net capital gains) to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to HHC TRS, the Company’s wholly-owned taxable REIT subsidiary. HHC TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The components of income tax benefit for the period from December 19, 2003 through December 31, 2003 are as follows (in thousands):

Period From December 19, 2003 to December 31, 2003
Deferred:
Federal	$(238)
State	(39)

Income tax benefit	$(277)

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax expense (benefit) is as follows (in thousands):

Period From December 19, 2003 to December 31, 2003
Statutory federal income tax expense (benefit)	$(1,025)
Effect of non-taxable REIT loss	675
State income tax expense (benefit), net of federal benefit	(26)
Effect of non-deductible start-up costs	99

Income tax expense (benefit)	$(277)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2003 are as follows (in thousands):

December 31, 2003
Deferred tax assets:
Employee-related compensation	$34
Start-up costs	109
Net operating loss carryforward	219

362

Deferred tax liability:
Investment in hotel properties	85

85

Net deferred tax asset	$277

The Company believes that HHC TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at December 31, 2003.

PHA operated as a limited liability company and, as a result, was not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

10.	Commitments and Contingencies

Ground and Building Leases—PHA leases the Portsmouth Renaissance hotel and adjoining conference center from the Industrial Development Authority of the City of Portsmouth pursuant to two separate lease agreements, each for an initial term of 50 years ending May 2049, with four ten-year renewal options and one nine-year renewal option. Base rent under the hotel lease is $0.05 million per year. Annual percentage rent is equal to 100% of available net cash flow after payment of all hotel operating expenses, the base rent, real estate

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

and property taxes, insurance and a cumulative priority annual return to the lessee of approximately $2 million, up to $0.2 million, then 50% of any remaining net cash flow until the landlord has been paid percentage (and additional) rent of $10 million in aggregate, and thereafter 10% of net cash flow annually. If the Company sells or assigns the hotel lease to an unrelated party, an additional rent payment equal to 50% of the net sales proceeds in excess of the Company’s capital investment in the hotel and unpaid annual return of 15% on the investment will be due.

Annual rent under the conference center lease is equal to the lesser of $0.075 million per year or the maximum amount of rent allowable under tax regulations so as to preserve the tax-exempt status of the Portsmouth Industrial Development Authority bonds issued in connection with the hotel and conference center.

Sugar Land Hotel Associates, L.P. leases the conference center and parking facility adjoining the Sugar Land Marriott hotel from the Sugar Land Town Square Development Authority for a term of 99 years ending October 2102. The minimum rent is $1 per year, plus an incentive rent payment for the first 25 years of the term of the lease. If during any of those first 25 years, the Company’s cumulative internal rate of return on investment in the hotel exceeds 15%, then the Company will pay incentive rent in an amount equal to 36% of the net cash flow and/or net sale proceeds for the applicable year in excess of the amount of net cash flow and/or net sales proceeds that would be necessary to generate a cumulative internal rate of return of 15%.

Percentage and incentive rent is accrued when it becomes probable that the specified thresholds will be achieved. No percentage rent was owed, as the thresholds were not met in any period presented in the financial statements.

The Company leases a building adjacent to the Plaza San Antonio Marriott hotel from the City of San Antonio. The Company is in the second of four permitted ten-year renewal options, expiring in March 2008. Annual rent due under the lease agreement is approximately $0.07 million, adjusted annually for increases in the consumer price index (CPI).

Management Agreements—Four of the five hotels that the Company owned at December 31, 2003 operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term (see Note 8). The fifth hotel is managed by Hyatt Corporation. The Hyatt Regency Savannah hotel management agreement expires on December 31, 2011, but provides for two extension periods of ten years each, at the option of Hyatt Corporation. Hyatt Corporation receives a base management fee, payable on a monthly basis, equal to 4% of the hotel’s gross receipts. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year.

Franchise Agreements—As of December 31, 2003, four of the Company’s five hotels operate under franchise licenses from national hotel companies. The Company’s management agreement with Hyatt Corporation allows the Hyatt Regency Savannah hotel to operate under the Hyatt brand. Of the four hotels’ franchise licenses, one expires in 2019, one expires in 2022, one expires in 2023, and one expires in 2024. Under the franchise agreements, the Company is required to pay a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

Restricted Cash Reserves—Pursuant to its management and franchise agreements, the Company is required to establish a property improvement fund for each hotel to cover the cost of replacements and renewals of furniture and fixtures at the hotels. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues each month over the term of the agreements.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

With respect to the acquisition of PHA, A/H-BCC Virginia Beach Hotel, LLC, and Sugar Land Hotel Associates, L.P., the Company did not acquire the hotels’ property improvement funds.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

11.	Quarterly Operating Results (Unaudited)

	The Predecessor				Highland Hospitality Period From December 19, 2003 to December 31, 2003
	Quarter Ended - 2003			Period From October 1, 2003 to December 18, 2003
	March 31	June 30	September 30
	(in thousands, except per share data)
Total revenue	$2,039	$2,909	$2,553	$3,155	$683
Total operating expenses	2,373	2,243	2,414	2,750	3,762
Operating income (loss)	(334)	666	139	405	(3,079)
Net income (loss)	(554)	445	(83)	85	(2,673)
Loss per share:
Basic and diluted					(0.07)

	The Predecessor Quarter Ended - 2002
	March 31	June 30	September 30	December 31
	(in thousands)
Total revenue	$2,206	$3,033	$2,804	$2,838
Total operating expenses	2,332	2,435	2,575	2,519
Operating income (loss)	(126)	598	229	319
Net income (loss)	(386)	346	6	104

12.	Subsequent Events

On January 8, 2004, the Company acquired the 238-room Hilton Tampa Westshore hotel located in Tampa, Florida for approximately $30.2 million, which included the assumption of mortgage debt which encumbers the hotel property of approximately $17 million. The loan currently provides for monthly interest-only payments of approximately $0.1 million based on an interest rate of 7.9%. The lender may adjust the interest rate on June 30, 2004. Principal payments will commence in August 2004 and will be based on a 25-year amortization period, less the number of months that have elapsed since July 1, 2004. Prepayment of the loan is not allowed without a prepayment penalty until the loan matures on January 1, 2005. However, if the lender chooses to adjust the interest rate, the loan may be fully prepaid without penalty.

On January 12, 2004, the Company acquired the 158-room Hilton Garden Inn Baltimore/Washington International (BWI) Airport hotel located in Linthicum, Maryland for approximately $22.7 million in cash.

The allocation of the purchase prices of the hotel properties to the acquired assets and liabilities was as follows (in thousands):

	Hilton Tampa Westshore	Hilton Garden Inn BWI Airport
Land and land improvements	$2,753	$1,443
Buildings and leasehold improvements	23,187	20,071
Furniture, fixtures and equipment	3,784	1,048
Cash	17	2
Restricted cash	194	—
Accounts receivable, net	315	83
Prepaid assets and other assets	175	64
Accounts payable and accrued expenses	(266)	(24)
Mortgage loan	(17,000)	—

Net assets acquired	$13,159	$22,687

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2003

(in thousands)

Description	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at End of Year			Accumulated Depreciation	Net Book Value	Year of Acquisition	Depreciation Life
	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total
Portsmouth Renaissance, Portsmouth, Virginia	$—	$12,087	$—	$—	$—	$12,087	$12,087	$(989)	$11,098	2003	40 years
Plaza San Antonio Marriott, San Antonio, Texas	3,622	28,157	—	18	3,622	28,175	31,797	(6)	31,791	2003	40 years
Hyatt Regency Savannah, Savannah, Georgia	6,684	42,948	—	54	6,684	43,002	49,686	(6)	49,680	2003	40 years
Sugar Land Marriott, Sugar Land, Texas	330	27,427	—	—	330	27,427	27,757	(132)	27,625	2003	40 years
Virginia Beach Hilton Garden Inn, Virginia Beach, Virginia	1,760	15,841	—	—	1,760	15,841	17,601	(47)	17,554	2003	40 years

Totals	$12,396	$126,460	$—	$72	$12,396	$126,532	$138,928	$(1,180)	$137,748