Form 10-Q
period 2004-03-31
HIGHLAND HOSPITALITY CORP
filed 2004-05-12
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 001-31906

HIGHLAND HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	57-1183293 (I.R.S. Employer Identification No.)

8405 Greensboro Drive, Suite 500, McLean, Virginia 22102

Telephone Number (703) 336-4901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 12, 2004, there were 39,970,011 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

INDEX

PART I

PART I

Item 1.	Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Investment in hotel properties, net	$199,065	$147,562
Cash and cash equivalents	184,473	225,630
Restricted cash	1,209	—
Accounts receivable, net	3,611	2,917
Prepaid expenses and other assets	3,821	3,379

Total assets	$392,179	$379,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loan	$17,000	$—
Accounts payable and accrued expenses	8,785	6,936
Payable to affiliates	702	8,832
Other liabilities	652	—

Total liabilities	27,139	15,768

Minority interest in operating partnership	8,452	8,457
Commitments and contingencies (Note 9)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 39,970,011 shares and 39,882,500 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	400	399
Additional paid-in capital	366,502	365,454
Unearned compensation	(8,241)	(7,917)
Accumulated deficit	(2,073)	(2,673)

Total stockholders’ equity	356,588	355,263

Total liabilities and stockholders’ equity	$392,179	$379,488

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

AND PREDECESSOR STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Highland Hospitality Three Months Ended March 31, 2004	The Predecessor Three Months Ended March 31, 2003
REVENUE
Rooms	$12,113	$1,028
Food and beverage	5,887	954
Other	734	57

Total revenue	18,734	2,039

EXPENSES
Hotel operating expenses:
Rooms	2,572	282
Food and beverage	4,748	886
Other direct	483	37
Indirect	7,138	998

Total hotel operating expenses	14,941	2,203
Depreciation and amortization	1,594	170
Corporate general and administrative:
Stock-based compensation	706	—
Other	1,491	—

Total operating expenses	18,732	2,373

Operating income (loss)	2	(334)

Interest income	381	2
Interest expense	310	222

Income (loss) before minority interest in operating partnership and income taxes	73	(554)

Minority interest in operating partnership	(14)	—
Income tax benefit	541	—

Net income (loss)	$600	$(554)

Earnings per share:
Basic	$0.02
Diluted	$0.01
Weighted average number of common shares outstanding:
Basic	39,919,842
Diluted	40,055,878

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

AND PREDECESSOR STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Highland Hospitality Three Months Ended March 31, 2004	The Predecessor Three Months Ended March 31, 2003
Cash flows from operating activities:
Net income (loss)	$600	$(554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,594	170
Amortization of deferred financing costs	—	9
Minority interest in operating partnership	14	—
Stock-based compensation	706	—
Changes in assets and liabilities:
Accounts receivable, net	(296)	(49)
Prepaid expenses and other assets	(1,636)	6
Accounts payable and accrued expenses	2,693	215
Payable to affiliates	(1,291)	—

Net cash provided by (used in) operating activities	2,384	(203)

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(40,140)	—
Acquisition of furniture, fixtures and equipment	(206)	—
Additions to leasehold improvements and construction-in-progress	(287)	(66)
Change in restricted cash	(1,015)	9

Net cash used in investing activities	(41,648)	(57)

Cash flows from financing activities:
Payment of issuance costs related to sale of common stock	(1,893)	—
Repayments on debt	—	(45)
Distributions to owners	—	(388)

Net cash used in financing activities	(1,893)	(433)

Net decrease in cash	(41,157)	(693)
Cash and cash equivalents, beginning of period	225,630	1,719

Cash and cash equivalents, end of period	$184,473	$1,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$310	$213
Assumption of mortgage loan related to hotel acquisition	$17,000	—
Issuance of restricted common stock	$1,030	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

On December 29, 2003, December 30, 2003, January 8, 2004, and January 12, 2004, the Operating Partnership completed the acquisition of four additional hotel properties for an aggregate purchase price of approximately $134.8 million, including the assumption of mortgage debt of $17 million. As of March 31, 2004, the Company owned seven hotel properties.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation—The Company consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation as of and for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, this report includes the financial statements of Portsmouth Hotel Associates, LLC (“PHA”), which was one of the three entities acquired by the Company concurrent with the completion of the IPO on December 19, 2003. PHA was owned 66.7% by Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of the Company’s formation and IPO. PHA is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the quarter ended March 31, 2003 include the operations of PHA on its historical cost basis.

The information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the Highland Hospitality Corporation Form 10-K for the year ended December 31, 2003.

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

Restricted Cash—Restricted cash includes reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s hotel management and franchise agreements and loan agreements.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and a mortgage loan. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the quarters ended March 31, 2004 and 2003.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

PHA operated as a limited liability company and, as a result, was not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period plus other potentially dilutive securities. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings (loss) per share calculation, as there would be no effect on reported diluted earnings (loss) per share.

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

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information—Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. Based on the guidance provided in SFAS 131, the Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to the predecessor financial statements to conform to the Company’s presentation.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

3.	Acquisition of Hotel Properties

On January 8, 2004, the Company acquired the 238-room Hilton Tampa Westshore hotel located in Tampa, Florida for approximately $30.2 million, which included the assumption of mortgage debt which encumbers the hotel property of $17 million (see Note 5). On January 12, 2004, the Company acquired the 158-room Hilton Garden Inn Baltimore/Washington International (BWI) Airport hotel located in Linthicum, Maryland for approximately $22.7 million in cash. The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	Hilton Tampa Westshore	Hilton Garden Inn BWI Airport
Land and land improvements	$2,753	$1,443
Buildings and leasehold improvements	23,151	20,063
Furniture, fixtures and equipment	3,784	1,048
Cash	17	2
Restricted cash	194	—
Accounts receivable, net	315	83
Prepaid assets and other assets	211	72
Accounts payable and accrued expenses	(266)	(24)
Mortgage loan	(17,000)	—

Net assets acquired	$13,159	$22,687

The results of operations for each of the hotel properties are included in the Company’s consolidated statement of operations from their respective acquisition dates. The following pro forma information presents the results of operations of the Company for the quarter ended March 31, 2003 as if the Hilton Tampa Westshore hotel and Hilton Garden Inn BWI Airport hotel acquisitions, as well as the five hotel property acquisitions that occurred in December 2003, had taken place on January 1, 2003. The 2003 pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2003, or of future results of operations. Pro forma information for the quarter ended March 31, 2004 is not presented since the Hilton Tampa Westshore hotel and Hilton Garden Inn BWI Airport hotel acquisitions occurred near the beginning of the quarter. However, the Company’s actual results of operations for the quarter ended March 31, 2004 have been included for comparative purposes (in thousands).

	(unaudited) Quarter Ended March 31,
	2004	2003(1)
	(actual)	(pro forma)
Total revenue	$18,734	$15,021
Total operating expenses	18,732	14,026
Operating income	2	995
Net income	600	956
Earnings per share:
Basic	$0.02	$0.02
Diluted	$0.01	$0.02

(1)	The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively. Accordingly, the only activity included in the pro forma results for the quarter ended March 31, 2003 related to these two hotels was pre-opening expenses of $0.2 million.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

4.	Investment in Hotel Properties

Investment in hotel properties as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Land and land improvements	$16,592	$12,396
Buildings and leasehold improvements	169,936	126,287
Furniture, fixtures and equipment	16,302	11,265
Construction-in-progress	287	72

	203,117	150,020
Less: accumulated depreciation and amortization	(4,052)	(2,458)

	$199,065	$147,562

5.	Mortgage Loan

In connection with the Hilton Tampa Westshore hotel acquisition, the Company assumed a $17 million mortgage loan that encumbers the hotel property. The loan currently provides for monthly interest-only payments of approximately $0.1 million based on an interest rate of 7.9%. The lender may adjust the interest rate on June 30, 2004. Principal payments will commence in August 2004 and will be based on a 25-year amortization period, less the number of months that have elapsed since July 1, 2004. Prepayment of the loan is not allowed without a prepayment penalty until the loan matures on January 1, 2005. However, if the lender chooses to adjust the interest rate, the loan may be fully prepaid without penalty.

6.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

Quarter Ended March 31, 2004
Numerator:
Net income	$600

Denominator:
Weighted average number of common shares outstanding—basic	39,919,842
Effect of dilutive securities:
Warrants	136,036

Weighted average number of common shares outstanding—diluted	40,055,878

Earnings per share:
Basic	$0.02
Diluted	$0.01

During the quarter ended March 31, 2004, the Company issued 87,511 shares of restricted common stock to certain employees, which did not require payments by the employees. Subject to continued employment with the Company, the restrictions on the employees’ shares lapse at the rate of one-third of the number of restricted shares per year commencing on the first anniversary of their issuance. The Company recorded unearned compensation of approximately $1 million and is amortizing the unearned compensation over the 36-month period commencing on the date of the issuance.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

In connection with the IPO, the Company granted to its underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share.

7.	Income Taxes

The components of income tax benefit for the quarter ended March 31, 2004 are as follows (in thousands):

Quarter Ended March 31, 2004
Deferred:
Federal	$(462)
State	(79)

Income tax benefit	$(541)

A reconciliation of the statutory federal income tax expense to the Company’s income tax benefit is as follows (in thousands):

Quarter Ended March 31, 2004
Statutory federal income tax expense	$25
Effect of non-taxable REIT income	(514)
State income tax benefit, net of federal benefit	(52)

Income tax benefit	$(541)

As of March 31, 2004, the Company had a net deferred tax asset of $0.4 million, primarily due to past and current year’s tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. The Company believes that it is more likely than not that the net deferred tax asset will be realized and has determined that no valuation allowance is required.

8.	Related Party Transactions

The third-party member, other than Barceló Crestline, of PHA and Sugar Land Hotel Associates, L.P. (one of the entities that the Company acquired on December 19, 2003) was the developer of the Sugar Land Marriott hotel. The Company issued 281,181 Operating Partnership units to the third-party member in exchange for its equity interests in the two entities. As of December 31, 2003 and March 31, 2004, included in payable to affiliates in the consolidated balance sheet was approximately $2.6 million and $0.7 million, respectively, for construction costs related to the Sugar Land Marriott hotel.

Six of the seven hotels that the Company owned as of March 31, 2004 operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating profit for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

to receive any incentive fee in any fiscal year in which the operating profit of the hotel has not equaled at least 11% of the Company’s investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the quarter ended March 31, 2004, the Company paid Crestline Hotels & Resorts approximately $0.3 million in management fees. For the quarter ended March 31, 2003, PHA paid Crestline Hotels & Resorts approximately $0.06 million in management fees.

9.	Commitments and Contingencies

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

The Company leases the conference center and parking facility adjoining the Sugar Land Marriott hotel from the Sugar Land Town Square Development Authority for a term of 99 years ending October 2102. The minimum rent is $1 per year, plus an incentive rent payment for the first 25 years of the term of the lease. If during any of those first 25 years, the Company’s cumulative internal rate of return on investment in the hotel exceeds 15%, then the Company will pay incentive rent in an amount equal to 36% of the net cash flow and/or net sale proceeds for the applicable year in excess of the amount of net cash flow and/or net sales proceeds that would be necessary to generate a cumulative internal rate of return of 15%.

Percentage and incentive rent is accrued when it becomes probable that the specified thresholds will be achieved. No percentage or incentive rent was owed in any period presented in the financial statements, as the thresholds were not met.

The Company leases a building adjacent to the Plaza San Antonio Marriott hotel from the City of San Antonio. The Company is in the second of four permitted ten-year renewal options, expiring in March 2008. Annual rent due under the lease agreement is approximately $0.07 million, adjusted annually for increases in the consumer price index (CPI).

Management Agreements—Six of the seven hotels that the Company owned at March 31, 2004 operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term (see Note 8). The seventh hotel is managed by Hyatt Corporation. The Hyatt Regency Savannah hotel management agreement expires on December 31, 2011, but provides for two extension periods of ten years each, at the option of Hyatt Corporation. Hyatt Corporation receives a base management fee, payable on a monthly basis, equal to 4% of the hotel’s gross receipts. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year.

Franchise Agreements—As of March 31, 2004, six of the Company’s seven hotels operate under franchise licenses from national hotel companies. The Company’s management agreement with Hyatt Corporation allows the Hyatt Regency Savannah hotel to operate under the Hyatt brand. Of the six hotels’ franchise licenses, one expires in 2019, one expires in 2023, three expire in 2024, and one expires in 2032. Under the franchise agreements, the Company is

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

required to pay a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

Restricted Cash—Pursuant to its management, franchise and loan agreements, the Company is required to establish a property improvement fund for each hotel to cover the cost of replacements and renewals of furniture and fixtures at the hotels. Contributions to the property improvement fund are based on a percentage of gross revenues or receipts at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues each month over the term of the agreements. As of March 31, 2004, the Company had restricted cash of approximately $1.2 million.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

10.	Subsequent Event

On May 10, 2004, the Company acquired the 491-room Dallas/Fort Worth Airport Marriott hotel located in Dallas/Fort Worth, Texas for approximately $59 million in cash. Located just one mile from the Dallas/Fort Worth International Airport and 15 miles from downtown Dallas, the hotel is comprised of 491 rooms and contains 18,000 square feet of meeting space.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The first quarter 2004 continued the trend of improved fundamentals in the lodging industry that we began to see in 2003, primarily as a result of increased lodging demand due to an improving United States economy. We expect this trend to continue throughout the remainder of 2004 and into 2005. We were pleased with the performance of our initial hotel portfolio for our first full quarter as a public company and believe our seven hotel properties will continue to benefit from overall lodging industry improvements. We are focusing our efforts on using the remainder of the proceeds from our initial public offering to acquire hotel properties that are consistent with our investment strategy. The acquisition market is strong and competitive with many opportunities available to us. However, we will continue to carefully allocate our capital to investments that will maximize our returns and increase stockholders’ value over the long term.

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

On December 29, 2003, December 30, 2003, January 8, 2004, and January 12, 2004, we completed the acquisition of four additional hotel properties for an aggregate purchase price of approximately $134.8 million, including the assumption of mortgage debt of $17 million. We have accounted for the acquisition of the four hotel properties under the purchase method of accounting, recording these hotels at their acquisition costs. As of March 31, 2004, we owned seven hotel properties.

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

The discussion below relates to Highland Hospitality Corporation as of and for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, the discussion below relates to Portsmouth Hotel Associates, LLC, which was one of the three entities we acquired on December 19, 2003 and was partially owned by Barceló Crestline. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to Highland Hospitality Corporation’s commencement of operations.

Results of Operations

Results of operations are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), which is room revenue divided by total number of room nights. RevPAR does not include food and beverage revenues or other ancillary revenues, such as telephone, parking or other guest services generated by the property.

Occupancy is a major driver of room revenue, as well as other revenue categories, such as food and beverage and telephone. ADR helps to drive room revenue as well; however, it does not have a direct effect on other revenue categories. Fluctuations in occupancy are accompanied by fluctuations in most categories of variable operating costs, such as utility costs and certain labor costs such as housekeeping, resulting in varying levels of hotel profitability. Increases in ADR typically result in higher hotel profitability since variable hotel expenses generally do not increase correspondingly. Thus, increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs, while increases in RevPAR attributable to increases in ADR are accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

Highland Hospitality Corporation—Three months ended March 31, 2004

Revenues—Total revenue for the three months ended March 31, 2004 was $18.7 million, which includes rooms revenue of $12.1 million, food and beverage revenue of $5.9 million, and other revenue of $0.7 million. Average occupancy, ADR, and RevPAR for the three months ended March 31, 2004 were 67.8%, $116.68, and $79.11, respectively. Revenues for the quarter ended March 31, 2004 included the results of operations of five hotel properties for the full quarter and two hotel properties from their acquisition dates, January 8, 2004 and January 12, 2004, through March 31, 2004. Two of the hotels that we acquired on December 19, 2003 had just recently opened for business (October 2003 and November 2003) and ramp-up efforts continued in the quarter ended March 31, 2004.

Included in the following table are the key hotel operating statistics for our five hotel properties that were open and operating during the quarters ended March 31, 2004 and 2003. The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively, and thus have been excluded in the comparison. The hotel operating statistics for the five hotels for the quarter ended March 31, 2003 reflect the results of operations of the hotels under previous ownership.

	Quarter Ended March 31,
	2004	2003
Occupancy %	74.3%	74.9%
ADR	$120.93	$117.19
RevPAR	$89.84	$87.81

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2004 were $14.9 million. Direct hotel operating expenses included rooms expenses of $2.6 million, food and beverage expenses of $4.7 million, and other direct expenses of $0.5 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $7.1 million.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2004 was $1.6 million.

Corporate general and administrative—Total corporate and general administrative expenses for the three months ended March 31, 2004 were $2.2 million, which included non-cash stock-based compensation expense of $0.7 million. Also included in corporate and general expenses were $0.3 million of nonrecurring start-up costs related to our formation, such as IT consulting and corporate governance costs.

Interest income—Interest income for the three months ended March 31, 2004 was $0.4 million.

Interest expense—Interest expense for the three months ended March 31, 2004 was $0.3 million, resulting from the mortgage loan assumed in the Hilton Tampa Westshore hotel acquisition.

Income tax benefit—Income tax benefit for the three months ended March 31, 2004 was $0.5 million. The income tax benefit resulted from a taxable operating loss incurred by our TRS for the three months ended March 31, 2004. As of March 31, 2004, we had a net deferred tax asset of $0.4 million, primarily due to past and current year’s tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. We believe that it is more likely than not that the net deferred tax asset will be realized and have determined that no valuation allowance is required.

Net income—Net income for the three months ended March 31, 2004 was $0.6 million, due to the items discussed above.

Portsmouth Hotel Associates, LLC—Three months ended March 31, 2003

Revenue—Total revenue for the three months ended March 31, 2003 was $2 million, which includes rooms revenue of $1 million and food and beverage revenue of $1 million. Average occupancy, ADR, and RevPAR for the three months ended March 31, 2003 were 61.4%, $74.70, and $45.86, respectively.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2003 were $2.2 million. Direct hotel operating expenses included rooms expenses of $0.3 million and food and beverage expenses of $0.9 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $1 million.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2003 was $0.2 million.

Interest expense—Interest expense for the three months ended March 31, 2003 was $0.2 million.

Net loss—Net loss for the three months ended March 31, 2003 was $(0.6) million, due to the items discussed above.

Non-GAAP Financial Measures

Funds from operations—Funds from operations, or FFO, is defined as net income (loss), plus real estate related depreciation and amortization. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO is a useful financial performance measure for investors and management because it provides another indication of our performance prior to deduction of real estate related depreciation and amortization. The calculation of FFO may vary from entity to entity, and as such, the presentation of FFO by us may not be comparable to FFO reported by other REITs. The following is a reconciliation between net income (loss) and FFO (in thousands):

	Highland Hospitality Quarter Ended March 31, 2004	The Predecessor Quarter Ended March 31, 2003
Net income (loss)	$600	$(554)
Add: Depreciation and amortization	1,594	170

Funds from operations	$2,194	$(384)

EBITDA—EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe it is a useful financial performance measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by the capital structure of the REIT. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Highland Hospitality Quarter Ended March 31, 2004	The Predecessor Quarter Ended March 31, 2003
Net income (loss)	$600	$(554)
Add: Depreciation and amortization	1,594	170
Interest expense	310	222
Less: Interest income	(381)	(2)
Income tax benefit	(541)	—

EBITDA	$1,582	$(164)

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

Liquidity and Capital Resources

Cash flows from operations for the three months ended March 31, 2004 were $2.4 million. For the three months ended March 31, 2004, we used $35.9 million to acquire the Hilton Tampa Westshore hotel and Hilton Garden Inn BWI Airport hotel. In addition, $4.2 million was used to reduce liabilities that were outstanding as of December 31, 2003 related to our hotel acquisitions in December 2003. For the three months ended March 31, 2004, $1.9 million was used to reduce liabilities incurred in connection with our initial public offering on December 19, 2003. As of March 31, 2004, we had cash and cash equivalents of approximately $184.5 million. We intend to use the remaining proceeds from the IPO, the underwriters’ exercise of their over-allotment option, and the private placement transactions to invest in additional hotel properties as suitable opportunities arise.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under an anticipated credit facility. We believe that net cash provided by operations will be adequate to fund operating requirements, including planned renovations, pay interest on borrowings, and fund dividends in accordance with the REIT requirements of the federal income tax laws.

We intend to incur indebtedness to supplement our investment capital. While our charter does not limit the amount of debt we can incur, to maintain flexibility to respond to industry conditions and opportunities, we intend to maintain target debt levels of 40-50% of historical asset cost. We are currently in negotiations with several financial institutions to obtain a corporate credit facility, as well as long-term fixed rate non-recourse property mortgage debt. We anticipate that these financings will be completed during the second quarter 2004.

Capital Expenditures

We will maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed upon requirements in our management agreements. The cost of all such routine maintenance, repairs and alterations will be paid out of a property improvement fund, which will be funded by a portion of hotel gross revenues. Routine repairs and maintenance will be administered by the management company. However, we have approval rights over capital expenditures. In the remainder of 2004 and first quarter 2005, we plan to spend approximately $13 million on renovations at the Hyatt Regency Savannah and Plaza San Antonio Marriott hotels.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other off-balance sheet arrangements at March 31, 2004.

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

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to mitigate the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRSs, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2004. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

New Accounting Pronouncements

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, we did not have any financial instruments that were exposed to market risk. Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and a mortgage loan. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

Item 4.	Controls and Procedures

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

There was no change in Highland Hospitality Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during Highland Hospitality Corporation’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, Highland Hospitality Corporation’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 2.	Changes in Securities and Use of Proceeds

The shares of common stock that we sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Form S-11 Registration Statement (SEC File No. 333-108671) that was declared effective by the Securities and Exchange Commission on December 15, 2003. The aggregate net proceeds to us from the offering were approximately $318.9 million after deducting approximately $24.1 million in underwriting discounts and approximately $2 million in other expenses incurred in connection with the offering.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.2.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of March 29, 2004

10.3.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of March 29, 2004

10.4.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of March 29, 2004

10.5.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of March 29, 2004

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or other compensatory plan or agreement.

(b)	Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended March 31, 2004:

Date	Items Reported On
February 25, 2004	Item 12—Results of Operations and Financial Condition On February 25, 2004, Highland Hospitality Corporation issued a press release announcing its results for the period ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: May 12, 2004	By:	/s/ Douglas W. Vicari
Douglas W. Vicari Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)