Form 10-Q
period 2004-06-30
HIGHLAND HOSPITALITY CORP
filed 2004-08-05
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Telephone Number (703) 336-4901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 4, 2004, there were 39,982,011 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Investment in hotel properties, net	$256,210	$147,562
Deposits on hotel property acquisitions	11,950	—
Cash and cash equivalents	107,498	225,630
Restricted cash	3,377	—
Accounts receivable, net	5,968	2,917
Prepaid expenses and other assets	5,003	3,379
Deposits on loan applications	4,940	—

Total assets	$394,946	$379,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage loan	$17,000	$—
Accounts payable and accrued expenses	8,740	6,936
Payable to affiliates	316	8,832
Dividends/distributions payable	5,323	—
Other liabilities	631	—

Total liabilities	32,010	15,768

Minority interest in operating partnership	8,496	8,457
Commitments and contingencies (Note 10)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 39,982,011 shares and 39,882,500 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	400	399
Additional paid-in capital	366,639	365,454
Unearned compensation	(7,486)	(7,917)
Accumulated deficit	(5,113)	(2,673)

Total stockholders’ equity	354,440	355,263

Total liabilities and stockholders’ equity	$394,946	$379,488

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND PREDECESSOR STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Highland Hospitality Three Months Ended June 30, 2004	The Predecessor Three Months Ended June 30, 2003	Highland Hospitality Six Months Ended June 30, 2004	The Predecessor Six Months Ended June 30, 2003
REVENUE
Rooms	$16,430	$1,795	$28,543	$2,823
Food and beverage	7,897	1,059	13,784	2,013
Other	927	55	1,661	112

Total revenue	25,254	2,909	43,988	4,948

EXPENSES
Hotel operating expenses:
Rooms	3,518	361	6,090	643
Food and beverage	5,740	605	10,488	1,491
Other direct	594	27	1,077	64
Indirect	8,688	1,079	15,826	2,077

Total hotel operating expenses	18,540	2,072	33,481	4,275
Depreciation and amortization	2,132	171	3,726	341
Corporate general and administrative:
Stock-based compensation	884	—	1,590	—
Other	1,472	—	2,963	—

Total operating expenses	23,028	2,243	41,760	4,616

Operating income	2,226	666	2,228	332

Interest income	294	1	675	3
Interest expense	336	221	646	443

Income (loss) before minority interest in operating partnership and income taxes	2,184	446	2,257	(108)

Minority interest in operating partnership	(52)	—	(66)	—
Income tax benefit	26	—	567	—

Net income (loss)	$2,158	$446	$2,758	$(108)

Earnings per share:
Basic	$0.05		$0.07
Diluted	$0.05		$0.07

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

AND PREDECESSOR STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Highland Hospitality Six Months Ended June 30, 2004	The Predecessor Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income (loss)	$2,758	$(108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,726	341
Amortization of deferred financing costs	—	18
Minority interest in operating partnership	66	—
Stock-based compensation	1,590	—
Changes in assets and liabilities:
Accounts receivable, net	(1,508)	(228)
Prepaid expenses and other assets	(2,283)	(163)
Accounts payable and accrued expenses	1,780	106
Payable to affiliates	(1,193)	—

Net cash provided by (used in) operating activities	4,936	(34)

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(100,013)	—
Deposits on hotel property acquisitions	(11,950)	—
Acquisition of furniture, fixtures and equipment	(585)	—
Additions to leasehold improvements and construction-in-progress	(504)	(122)
Change in restricted cash	(3,183)	(46)

Net cash used in investing activities	(116,235)	(168)

Cash flows from financing activities:
Payment of issuance costs related to sale of common stock	(1,893)	—
Deposits on loan applications	(4,940)	—
Repayments on debt	—	(91)
Distributions to owners	—	(389)

Net cash used in financing activities	(6,833)	(480)

Net decrease in cash	(118,132)	(682)
Cash and cash equivalents, beginning of period	225,630	1,719

Cash and cash equivalents, end of period	$107,498	$1,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$646	$425
Assumption of mortgage loan related to hotel acquisition	$17,000	—
Issuance of operating partnership units	$125	—
Issuance of restricted common stock	$1,030	—
Issuance of unrestricted common stock	$129	—

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

The Company contributed all of the net proceeds from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment option to Highland Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”), in exchange for an approximate 98% general and limited partnership interest in the Operating Partnership. The Operating Partnership used approximately $61.9 million of the net proceeds from the Company, along with 967,211 units of limited partner interest, to acquire all of the equity interests in the entities that own or lease the initial properties.

On December 29, 2003, December 30, 2003, January 8, 2004, January 12, 2004, and May 10, 2004, the Operating Partnership completed the acquisition of five additional hotel properties for an aggregate purchase price of approximately $194.3 million, including the assumption of mortgage debt of $17 million. As of June 30, 2004, the Company owned eight hotel properties.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned approximately 98% by the Company and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels under management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation as of and for the quarter and six months ended June 30, 2004. For the quarter and six months ended June 30, 2003, this report includes the financial statements of Portsmouth Hotel Associates, LLC (“PHA”), which was one of the three entities acquired by the Company concurrent with the completion of the IPO on December 19, 2003. PHA was owned 66.7% by Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of the Company’s formation and IPO. PHA is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the quarter and six months ended June 30, 2003 include the operations of PHA on its historical cost basis.

The information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the Highland Hospitality Corporation Form 10-K for the year ended December 31, 2003.

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

Restricted Cash—Restricted cash includes reserves for replacements of furniture, fixtures and equipment pursuant to certain requirements in the Company’s hotel management, franchise, and loan agreements.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and a mortgage loan. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost (except where interests were acquired from Barceló Crestline and recorded at Barceló Crestline’s historical cost basis), and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the quarters and six months ended June 30, 2004 and 2003.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss), less dividends on unvested restricted common stock, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), less dividends on unvested restricted common stock, by the weighted average number of common shares outstanding during the period, plus other potentially dilutive securities, including unvested shares of restricted common stock. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings (loss) per share calculation, as there would be no effect on reported diluted earnings (loss) per share.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

3. Acquisition of Hotel Properties

On January 8, 2004, the Company acquired the 238-room Hilton Tampa Westshore hotel located in Tampa, Florida for approximately $30.2 million, which included the assumption of mortgage debt that encumbers the hotel property of $17 million (see Note 5). On January 12, 2004, the Company acquired the 158-room Hilton Garden Inn Baltimore/Washington International (BWI) Airport hotel located in Linthicum, Maryland for approximately $22.7 million in cash. On May 10, 2004, the Company acquired the 491-room Dallas/Fort Worth Airport Marriott hotel located in Dallas/Fort Worth, Texas for approximately $59.5 million in cash. The allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	Hilton Tampa Westshore	Hilton Garden Inn BWI Airport	Dallas/Fort Worth Airport Marriott
Land and land improvements	$2,753	$1,443	$5,998
Buildings and leasehold improvements	23,151	20,063	50,475
Furniture, fixtures and equipment	3,784	1,048	2,543
Cash	17	2	33
Restricted cash	194	—	—
Accounts receivable, net	315	83	1,145
Prepaid assets and other assets	211	72	221
Accounts payable and accrued expenses	(266)	(24)	(868)
Mortgage loan	(17,000)	—	—

Net assets acquired	$13,159	$22,687	$59,547

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the quarters and six months ended June 30, 2004 and 2003 as if the Hilton Tampa Westshore hotel, Hilton Garden Inn BWI Airport hotel, and Dallas/Fort Worth Airport Marriott hotel acquisitions, as well as the five hotel property acquisitions that occurred in December 2003, had taken place on January 1, 2003. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2003, or of future results of operations. No pro forma adjustments have been made for the Hilton Tampa Westshore hotel or the Hilton Garden Inn BWI Airport hotel for the six months ended June 30, 2004, as the acquisitions occurred near the beginning of the period (in thousands).

	(unaudited)		(unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003(1)	2004	2003(1)
Total revenue	$28,116	$21,912	$53,609	$43,443
Total operating expenses	25,252	19,885	49,048	39,848
Operating income	2,864	2,027	4,561	3,595
Net income	2,767	1,857	4,983	2,566
Earnings per share:
Basic	$0.07	$0.05	$0.13	$0.07
Diluted	$0.07	$0.05	$0.13	$0.07

(1)	The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively. Accordingly, the only activity included in the pro forma results for the quarter and six months ended June 30, 2003 related to these two hotels was pre-opening expenses of $0.2 million and $0.4 million, respectively.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

On June 25, 2004, the Company signed a definitive agreement to acquire four hotels from Wyndham International, Inc. for $227 million. The four hotels are the 510-room Hilton hotel in Parsippany, New Jersey, the 495-room Crowne Plaza Ravinia hotel in Atlanta, Georgia, the 360-room Wyndham Wind Watch hotel in Hauppauge, Long Island, New York, and the 322-room Tremont Boston – A Wyndham Historic hotel in Boston, Massachusetts.

On June 30, 2004, the Company signed a definitive agreement with a hotel developer to purchase upon completion the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland. The purchase price for the hotel property is $29 million. The Company was required to deposit $8 million in an escrow account, which amount will be credited against the purchase price at closing or returned to the Company should the hotel developer fail to satisfy its obligations under the definitive agreement. Construction of the hotel is scheduled to be completed in the fourth quarter 2005.

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Land and land improvements	$22,590	$12,396
Buildings and leasehold improvements	219,884	126,287
Furniture, fixtures and equipment	19,416	11,265
Construction-in-progress	504	72

	262,394	150,020
Less: accumulated depreciation and amortization	(6,184)	(2,458)

	$256,210	$147,562

5. Mortgage Loan

In connection with the Hilton Tampa Westshore hotel acquisition, the Company assumed a $17 million mortgage loan that encumbers the hotel property. The loan agreement provides for monthly interest-only payments of approximately $0.1 million based on an interest rate of 7.9%. Principal payments will commence in August 2004 and will be based on a 25-year amortization period, less the number of months that have elapsed since July 1, 2004. Prepayment of the loan is not allowed without a prepayment penalty until January 1, 2005. The loan matures on July 1, 2005.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Numerator:
Net income	$2,158	$2,758
Less: dividends on unvested restricted common stock	(116)	(116)

Net income after dividends on unvested restricted common stock	$2,042	$2,642

Denominator:
Weighted average number of common shares outstanding - basic	39,084,890	39,082,449
Effect of dilutive securities:
Unvested restricted common stock	160,290	180,003
Warrants	50,598	95,612

Weighted average number of common shares outstanding - diluted	39,295,778	39,358,064

Earnings per share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

During the quarter ended March 31, 2004, the Company issued 87,500 shares of restricted common stock to certain employees, which did not require payments by the employees. Subject to continued employment with the Company, the restrictions on the employees’ shares lapse at the rate of one-third of the number of restricted shares per year commencing on the first anniversary of their issuance. The Company recorded unearned compensation of approximately $1 million and is amortizing the unearned compensation over the 36-month period commencing on the dates of the issuance.

In connection with the IPO, the Company granted to its underwriters, as partial consideration for their services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share.

7. Cash Distributions

On June 17, 2004, the Company’s board of directors declared a cash distribution to shareholders of the Company and partners of the Operating Partnership of record as of June 30, 2004. The cash distribution of $0.13 per common share and partnership unit was paid on July 15, 2004.

8. Income Taxes

The components of income tax benefit for the six months ended June 30, 2004 are as follows (in thousands):

Six Months Ended June 30, 2004
Deferred:
Federal	$(487)
State	(80)

Income tax benefit	$(567)

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax expense to the Company’s income tax benefit is as follows (in thousands):

Six Months Ended June 30, 2004
Statutory federal income tax expense	$767
Effect of non-taxable REIT income	(1,281)
State income tax benefit, net of federal benefit	(53)

Income tax benefit	$(567)

As of June 30, 2004, the Company had a net deferred tax asset of $0.8 million, primarily due to past and current year’s tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. The Company believes that it is more likely than not that the net deferred tax asset will be realized and has determined that no valuation allowance is required.

9. Related Party Transactions

The third-party member, other than Barceló Crestline, of PHA and Sugar Land Hotel Associates, L.P. (one of the entities that the Company acquired on December 19, 2003) was the developer of the Sugar Land Marriott hotel. The Company issued 294,673 Operating Partnership units, including 13,492 units in June 2004, to the third-party member in exchange for its equity interests in the two entities. As of December 31, 2003 and June 30, 2004, included in payable to affiliates in the consolidated balance sheet was approximately $2.6 million and $0.3 million, respectively, for construction costs related to the Sugar Land Marriott hotel.

Six of the eight hotels that the Company owned as of June 30, 2004 operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating profit for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating profit of the hotel has not equaled at least 11% of the Company’s investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the quarter and six months ended June 30, 2004, the Company paid Crestline Hotels & Resorts approximately $0.3 million and $0.6 million in management fees, respectively. For the quarter and six months ended June 30, 2003, PHA paid Crestline Hotels & Resorts approximately $0.06 million and $0.1 million in management fees, respectively.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

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

Management Agreements—Six of the eight hotels that the Company owned at June 30, 2004 operate under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term (see Note 9).

The Hyatt Regency Savannah hotel is managed by Hyatt Corporation. The hotel management agreement expires on December 31, 2011, but provides for two extension periods of ten years each, at the option of Hyatt Corporation. Hyatt Corporation receives a base management fee, payable on a monthly basis, equal to 4% of the hotel’s gross receipts. Hyatt Corporation is also eligible to receive an incentive fee, payable in monthly installments, equal to the amount by which 20% of the profit for a fiscal year exceeds the base fee for that fiscal year.

The Dallas/Fort Worth Airport Marriott hotel is managed by Marriott International, Inc. The hotel management agreement expires on December 29, 2032, including all renewal periods. Marriott International, Inc. receives a base management fee, payable on a monthly basis, equal to 3% of hotel revenues. Marriott International, Inc. is also eligible to receive an incentive management fee, payable in monthly installments, equal to the lesser of 40% of available cash flow or 20% of net house profit, as defined in the management agreement.

Franchise Agreements—As of June 30, 2004, six of the Company’s eight hotels operate under franchise licenses from national hotel companies. The Company’s management agreements with Hyatt Corporation and Marriott International, Inc. allow the Hyatt Regency Savannah hotel and Dallas/Fort Worth Airport Marriott hotel to operate under the Hyatt brand and Marriott brand, respectively. Of the six hotels’ franchise licenses, one expires in 2019, one expires in 2023, three expire in 2024, and one expires in 2032. Under the franchise agreements, the Company is required to pay a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

11. Subsequent Events

On July 9, 2004, the Company completed a $67 million non-recourse financing secured by the Hyatt Regency Savannah hotel, Portsmouth Renaissance hotel and conference center, and Hilton Garden Inn BWI Airport hotel. The loan bears a fixed annual interest rate of 6.47% and matures on July 11, 2011. For the period from August 2004 through July 2005, the loan agreement provides for monthly interest-only payments. Principal payments will commence in August 2005 and will be based on a 25-year amortization period. The loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts over the term of the loan for certain items, including hotel capital improvements, ground rent, real estate taxes and insurance. In addition, the loan agreement contains a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing twelve months declines below a specified level.

On August 2, 2004, the Company acquired the 156-room Courtyard Savannah Historic District hotel in Savannah, Georgia and the 109-room Residence Inn Tampa Downtown hotel in Tampa, Florida for $38.5 million.

On August 3, 2004, the Company announced the signing of two separate definitive agreements to acquire the 299-room Omaha Marriott hotel in Omaha, Nebraska and the 283-room Radisson Mount Laurel hotel in Mount Laurel, New Jersey. The aggregate purchase price for the two hotels is $42.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hotel results of operations are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), which is room revenue divided by total number of room nights. RevPAR does not include food and beverage revenues or other ancillary revenues, such as telephone, parking or other guest services generated by the property.

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

Executive Summary

We continued to see a recovery in the lodging industry in the second quarter 2004, evidenced by improvements in occupancy and ADR throughout the industry. Even in light of the improving conditions in our industry, we were pleased with the performance of our hotel portfolio in the second quarter 2004. RevPAR for our six hotels that were open for business in the second quarter 2004 and 2003 increased 6.8% (the Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively). We expect the improvements in our industry and in the performance of our own hotel portfolio to continue for the remainder of 2004 and into 2005.

Since the end of the first quarter 2004, we have been active in the acquisitions market, allocating our capital to investments that we believe will maximize our returns and increase stockholders’ value over the long-term. On May 10, 2004, we acquired the 491-room Dallas/Fort Worth Airport Marriott hotel in Dallas/Fort Worth, Texas. On June 25, 2004, we signed a definitive agreement to acquire four hotel properties from Wyndham International, Inc., consisting of the 510-room Hilton hotel in Parsippany, New Jersey, the 495-room Crowne Plaza Ravinia hotel in Atlanta, Georgia, the 360-room Wyndham Wind Watch hotel in Hauppauge, Long Island, New York, and the 322-room Tremont Boston - A Wyndham Historic Hotel in Boston, Massachusetts. On August 2, 2004, we acquired the 156-room Courtyard Savannah Historic District hotel in Savannah, Georgia and the 109-room Residence Inn Tampa Downtown hotel in Tampa, Florida. On August 3, 2004, we announced the signing of definitive agreements to acquire three additional hotel properties, consisting of the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland, the 299-room Omaha Marriott hotel in Omaha, Nebraska, and the 283-room Radisson Mount Laurel hotel in Mount Laurel, New Jersey. These hotel acquisitions aggregate to 3,235 rooms, as compared to 1,725 rooms that we owned at the end of the first quarter 2004. All of these transactions are in-line with our strategy of investing our capital in upscale full-service hotels, premium limited-service, and extended stay properties in major convention, business, resort and airport markets. We believe that they come at an opportune time given the current and expected improvements in lodging industry fundamentals.

Over the next several quarters, while we continue to focus on acquisitions, we will also focus our attention on our existing hotel portfolio, including renovating and rebranding several hotels. Specifically, we plan to continue the renovations at the Plaza San Antonio Marriott hotel and the Hyatt Regency Savannah hotel; renovate the to-be-acquired Crowne Plaza Ravinia hotel; renovate and rebrand the to-be-acquired Radisson Mount Laurel hotel and Wyndham Wind Watch hotel; and rebrand the to-be-acquired Tremont Boston hotel.

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

Our initial three hotel properties were acquired from entities that were partially owned by Barceló Crestline, which was the sponsor of our formation and IPO. We used approximately $61.9 million of net proceeds from the IPO and issued 967,211 units of our Operating Partnership to acquire all of the equity interests in the three entities. The equity interests in the three entities acquired from Barceló Crestline, as our sponsor, in exchange for Operating Partnership units have been accounted for as a reorganization of entities under common control and recorded at Barceló Crestline’s historical cost basis. The remaining equity interests in the three entities acquired from third parties have been accounted for as acquisitions of minority interests and recorded at fair value.

On December 29, 2003, December 30, 2003, January 8, 2004, January 12, 2004, and May 10, 2004, we completed the acquisition of five additional hotel properties for an aggregate purchase price of approximately $194.3 million, including the assumption of mortgage debt of $17 million. We have accounted for the acquisition of the five hotel properties under the purchase method of accounting, recording these hotels at their acquisition costs. As of June 30, 2004, we owned the following eight hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	250	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004

Total number of rooms	2,216

Substantially all of our assets are held by, and all of our operations are conducted through our Operating Partnership. In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 98% by us and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels under management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

The discussion below relates to Highland Hospitality Corporation as of and for the quarter and six months ended June 30, 2004. For the quarter and six months ended June 30, 2003, the discussion below relates to Portsmouth Hotel Associates, LLC, which was one of the three entities we acquired on December 19, 2003 and was partially owned by Barceló Crestline. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to Highland Hospitality Corporation’s commencement of operations.

Results of Operations

Highland Hospitality Corporation—Three months ended June 30, 2004

Revenues—Total revenue for the three months ended June 30, 2004 was $25.3 million, which includes rooms revenue of $16.4 million, food and beverage revenue of $7.9 million, and other revenue of $0.9 million. Average occupancy, ADR, and RevPAR for the three months ended June 30, 2004 were 73.4%, $122.44, and $89.85, respectively. Revenues for the quarter ended June 30, 2004 included the results of operations of seven hotel properties for the full quarter and the Dallas/Fort Worth Airport Marriott hotel from May 10, 2004 through June 30, 2004. Two of the hotels that we acquired on December 19, 2003 had just recently opened for business (October 2003 and November 2003) and ramp-up efforts continued in the quarter ended June 30, 2004. We expect RevPAR to improve at these two hotel properties as operations stabilize and the hotels establish themselves in the marketplace.

Included in the following table is a comparison of the key hotel operating statistics for our six hotel properties that were open and operating during the quarters ended June 30, 2004 and 2003. The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively, and thus have been excluded in the comparison. The hotel operating statistics for the six hotels for the quarter ended June 30, 2003 reflect the results of operations of the hotels under previous ownership.

	Quarter Ended June 30,
	2004	2003
Occupancy %	78.3%	76.9%
ADR	$125.41	$119.60
RevPAR	$98.25	$92.02

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2004 were $18.5 million. Direct hotel operating expenses included rooms expenses of $3.5 million, food and beverage expenses of $5.7 million, and other direct expenses of $0.6 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $8.7 million.

Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2004 was $2.1 million.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended June 30, 2004 were $2.4 million, which included non-cash stock-based compensation expense of $0.9 million.

Interest income—Interest income for the three months ended June 30, 2004 was $0.3 million.

Interest expense—Interest expense for the three months ended June 30, 2004 was $0.3 million, resulting from the mortgage loan assumed in the Hilton Tampa Westshore hotel acquisition.

Net income—Net income for the three months ended June 30, 2004 was $2.2 million, due to the items discussed above.

Highland Hospitality Corporation—Six months ended June 30, 2004

Revenues—Total revenue for the six months ended June 30, 2004 was $44.0 million, which includes rooms revenue of $28.5 million, food and beverage revenue of $13.8 million, and other revenue of $1.7 million. Average occupancy, ADR, and RevPAR for the six months ended June 30, 2004 were 70.8%, $119.92, and $84.94, respectively. Revenues for the six months ended June 30, 2004 included the results of operations of five hotel properties for the full six months and three hotel properties from their acquisition dates, January 8, 2004, January 12, 2004, and May 10, 2004, through June 30, 2004. Two of the hotels that we acquired on December 19, 2003 had just recently opened for business (October 2003 and November 2003) and ramp-up efforts continued in the six months ended June 30, 2004. We expect RevPAR to improve at these two hotel properties as operations stabilize and the hotels establish themselves in the marketplace.

Included in the following table is a comparison of the key hotel operating statistics for our six hotel properties that were open and operating during the six months ended June 30, 2004 and 2003. The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively, and thus have been excluded in the comparison. The hotel operating statistics for the six hotels for the six months ended June 30, 2003 reflect the results of operations of the hotels under previous ownership.

	Six Months Ended June 30,
	2004	2003
Occupancy %	76.6%	76.1%
ADR	$123.49	$118.79
RevPAR	$94.53	$90.36

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2004 were $33.5 million. Direct hotel operating expenses included rooms expenses of $6.1 million, food and beverage expenses of $10.5 million, and other direct expenses of $1.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $15.8 million.

Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2004 was $3.7 million.

Corporate general and administrative—Total corporate general and administrative expenses for the six months ended June 30, 2004 were $4.6 million, which included non-cash stock-based compensation expense of $1.6 million. Also included in corporate general and administrative expenses were $0.3 million of nonrecurring start-up costs related to our formation, such as IT consulting and corporate governance costs.

Interest income—Interest income for the six months ended June 30, 2004 was $0.7 million.

Interest expense—Interest expense for the six months ended June 30, 2004 was $0.6 million, resulting from the mortgage loan assumed in the Hilton Tampa Westshore hotel acquisition.

Income tax benefit—Income tax benefit for the six months ended June 30, 2004 was $0.6 million. The income tax benefit resulted from a taxable operating loss incurred by our TRS for the six months ended June 30, 2004. As of June 30, 2004, we had a net deferred tax asset of $0.8 million, primarily due to past and current year’s tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. We believe that it is more likely than not that the net deferred tax asset will be realized and have determined that no valuation allowance is required.

Net income—Net income for the six months ended June 30, 2004 was $2.8 million, due to the items discussed above.

Portsmouth Hotel Associates, LLC—Three months ended June 30, 2003

Revenue—Total revenue for the three months ended June 30, 2003 was $3.0 million, which includes rooms revenue of $1.8 million and food and beverage revenue of $1.1 million. Average occupancy, ADR, and RevPAR for the three months ended June 30, 2003 were 72.1%, $109.90, and $79.23, respectively.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2003 were $2.1 million. Direct hotel operating expenses included rooms expenses of $0.4 million and food and beverage expenses of $0.6 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $1.1 million.

Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2003 was $0.2 million.

Interest expense—Interest expense for the three months ended June 30, 2003 was $0.2 million.

Net income—Net income for the three months ended June 30, 2003 was $0.4 million, due to the items discussed above.

Portsmouth Hotel Associates, LLC—Six months ended June 30, 2003

Revenue—Total revenue for the six months ended June 30, 2003 was $4.9 million, which includes rooms revenue of $2.8 million and food and beverage revenue of $2.0 million. Average occupancy, ADR, and RevPAR for the six months ended June 30, 2003 were 66.2%, $94.69, and $62.64, respectively.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2003 were $4.3 million. Direct hotel operating expenses included rooms expenses of $0.6 million and food and beverage expenses of $1.5 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $2.1 million.

Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2003 was $0.3 million.

Interest expense—Interest expense for the six months ended June 30, 2003 was $0.4 million.

Net loss—Net loss for the six months ended June 30, 2003 was $(0.1) million, due to the items discussed above.

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

	Highland Hospitality Quarter Ended June 30, 2004	The Predecessor Quarter Ended June 30, 2003	Highland Hospitality Six Months Ended June 30, 2004	The Predecessor Six Months Ended June 30, 2003
Net income (loss)	$2,158	$446	$2,758	$(108)
Add: Depreciation and amortization	2,132	171	3,726	341

Funds from operations	$4,290	$617	$6,484	$233

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

	Highland Hospitality Quarter Ended June 30, 2004	The Predecessor Quarter Ended June 30, 2003	Highland Hospitality Six Months Ended June 30, 2004	The Predecessor Six Months Ended June 30, 2003
Net income (loss)	$2,158	$446	$2,758	$(108)
Add: Depreciation and amortization	2,132	171	3,726	341
Interest expense	336	221	646	443
Less: Interest income	(294)	(1)	(675)	(3)
Income tax benefit	(26)	—	(567)	—

EBITDA	$4,306	$837	$5,888	$673

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

Liquidity and Capital Resources

Cash flows from operations for the six months ended June 30, 2004 were $4.9 million. For the six months ended June 30, 2004, we used $95.4 million to acquire the Hilton Tampa Westshore hotel, Hilton Garden Inn BWI Airport hotel, and Dallas/Fort Worth Airport Marriott hotel. In addition, $4.6 million was used to reduce liabilities that were outstanding as of December 31, 2003 related to our hotel acquisitions in December 2003. As of June 30, 2004, $12.0 million was held in escrow accounts for potential hotel property acquisitions.

For the six months ended June 30, 2004, $1.9 million was used to reduce liabilities incurred in connection with our initial public offering on December 19, 2003. As of June 30, 2004, $4.9 million was held in escrow accounts for loan application and rate-lock deposits related to financing agreements that we are negotiating. As of June 30, 2004, we had cash and cash equivalents of approximately $107.5 million, not including amounts held in escrow on our behalf. We intend to use the remaining proceeds from the IPO, the underwriters’ exercise of their over-allotment option, and the private placement transactions to invest in additional hotel properties as suitable opportunities arise.

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

In July 2004, we completed a $67 million non-recourse financing secured by three of our hotel properties. The loan bears a fixed annual interest rate of 6.47% and matures on July 11, 2011. We intend to incur additional indebtedness to supplement our investment capital. While our charter does not limit the amount of debt we can incur, to maintain flexibility to respond to industry conditions and opportunities, we intend to maintain target debt levels of 40-50% of historical asset cost. We are currently in negotiations with several financial institutions to obtain additional long-term fixed rate non-recourse property mortgage debt, as well as a revolving credit or term loan facility. We anticipate that these financings will be completed during the third quarter 2004.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other off-balance sheet arrangements at June 30, 2004.

	Payments Due by Period
Contractual Obligations (2)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases (1)	$5,863	$191	$382	$300	$4,990
Mortgage loan, including interest	18,335	1,561	16,774	—	—

	$24,198	$1,752	$17,156	$300	$4,990

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.
(2)	On June 25, 2004 and June 30, 2004, we signed two separate definitive agreements to acquire five hotel properties for an aggregate purchase price of $256 million. We expect to finance the acquisitions through a combination of non-recourse property mortgage debt and the use of our remaining IPO proceeds.

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

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our financial statements:

Investment in Hotel Properties—Investments in hotel properties are stated at acquisition cost (except where interests are acquired from Barceló Crestline) and allocated to land, property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment are recorded at current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment based on cost segregation studies performed by management and independent third parties. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and three to ten years for furniture and equipment. Identifiable intangible assets are typically contracts, including lease agreements and franchise agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contract. Contracts acquired which are at market do not have significant value. An existing franchise agreement is typically terminated at the time of acquisition and a new franchise agreement is entered into based on then current market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRSs, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2004. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	United States economic conditions generally and the real estate market and the lodging industry specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, we did not have any significant financial instruments that were exposed to market risk. Our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and a mortgage loan. Due to their short maturities, these financial instruments are carried at amounts that reasonably approximate fair value.

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

We used approximately $239 million of the net proceeds to purchase our initial portfolio of eight hotels. We intend to use the remaining net proceeds to acquire additional hotel properties and for general corporate purposes. Pending the use of the proceeds, as described above, we will invest any remaining proceeds in short-term, investment-grade, interest-bearing securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)-(c) The 2004 annual meeting of stockholders of the Company was held on May 25, 2004. The following matters were voted upon at the meeting:

(i)	The following individuals were elected directors of the Company for terms expiring in 2005:

	Votes For	Votes Withheld
Bruce D. Wardinski	33,260,661	1,920,154
James L. Francis	33,259,161	1,921,654
Francisco L. Borges	33,768,629	1,412,186
W. Reeder Glass	33,259,661	1,921,154
Craig E. Lambert	33,766,529	1,414,286
Thomas A. Natelli	33,765,529	1,415,286
Margaret A. Sheehan	33,811,629	1,369,186
William L. Wilson	33,807,029	1,373,786

(ii)	Approval of the Company’s 2003 Omnibus Stock Incentive Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
25,754,985	1,553,288	34,094	7,838,448

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13(a)-14 and 15(d)-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

Date	Items Reported On
May 5, 2004	Item 12—Results of Operations and Financial Condition On May 5, 2004, Highland Hospitality Corporation issued a press release announcing its results for the quarter ended March 31, 2004.

May 10, 2004

Item 2—Acquisition or Disposition of Assets

Item 7—Financial Statements and Exhibits

On May 10, 2004, Highland Hospitality Corporation issued a press release announcing the acquisition of the Dallas/Fort Worth Airport Marriott hotel.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: August 5, 2004	By:	/s/ Douglas W. Vicari
Douglas W. Vicari Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)