Form 10-Q
period 2004-09-30
HIGHLAND HOSPITALITY CORP
filed 2004-11-15
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Telephone Number (703) 336-4901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐    No  ☒

As of November 12, 2004, there were 40,002,011 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Investment in hotel properties, net	$579,285	$147,562
Asset held for sale	3,000	—
Deposit on hotel property acquisition	8,000	—
Cash and cash equivalents	30,686	225,630
Restricted cash	37,659	—
Accounts receivable, net	10,203	2,917
Prepaid expenses and other assets	5,944	3,379
Deferred financing costs, net	3,036	—

Total assets	$677,813	$379,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$293,072	$—
Accounts payable and accrued expenses	17,203	6,936
Payable to affiliates	—	8,832
Dividends/distributions payable	3,687	—
Other liabilities	3,261	—

Total liabilities	317,223	15,768

Minority interest in operating partnership	8,419	8,457
Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 40,002,011 shares and 39,882,500 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	400	399
Additional paid-in capital	366,871	365,454
Unearned compensation	(6,956)	(7,917)
Accumulated deficit	(8,144)	(2,673)

Total stockholders’ equity	352,171	355,263

Total liabilities and stockholders’ equity	$677,813	$379,488

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND PREDECESSOR STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Highland Hospitality Three Months Ended September 30, 2004	The Predecessor Three Months Ended September 30, 2003	Highland Hospitality Nine Months Ended September 30, 2004	The Predecessor Nine Months Ended September 30, 2003
REVENUE
Rooms	$24,722	$1,727	$53,265	$4,550
Food and beverage	9,698	777	23,482	2,790
Other	1,594	49	3,255	161

Total revenue	36,014	2,553	80,002	7,501

EXPENSES
Hotel operating expenses:
Rooms	5,879	367	11,969	1,010
Food and beverage	7,546	679	18,034	2,170
Other direct	910	40	1,987	104
Indirect	13,444	1,157	29,270	3,234

Total hotel operating expenses	27,779	2,243	61,260	6,518
Depreciation and amortization	3,192	171	6,918	512
Corporate general and administrative:
Stock-based compensation	758	—	2,348	—
Other	1,494	—	4,457	—

Total operating expenses	33,223	2,414	74,983	7,030

Operating income	2,791	139	5,019	471

Interest income	252	—	927	3
Interest expense	2,852	222	3,498	665

Income (loss) before minority interest in operating partnership and income taxes	191	(83)	2,448	(191)
Minority interest in operating partnership	(14)	—	(80)	—
Income tax benefit	392	—	959	—

Net income (loss)	$569	$(83)	$3,327	$(191)

Earnings per share:
Basic	$.01		$.08
Diluted	$.01		$.08

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

AND PREDECESSOR STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Highland Hospitality Nine Months Ended September 30, 2004	The Predecessor Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income (loss)	$3,327	$(191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,918	512
Amortization of deferred financing costs	63	27
Minority interest in operating partnership	80	—
Stock-based compensation	2,348	—
Changes in assets and liabilities:
Accounts receivable, net	(1,889)	(106)
Prepaid expenses and other assets	(1,768)	(107)
Accounts payable and accrued expenses	7,665	211
Payable to affiliates	(1,328)	—

Net cash provided by operating activities	15,416	346

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(416,743)	—
Deposit on hotel property acquisition	(8,000)	—
Improvements and additions to hotel properties	(2,568)	(131)
Change in restricted cash	(37,465)	(120)

Net cash used in investing activities	(464,776)	(251)

Cash flows from financing activities:
Payment of issuance costs related to sale of common stock	(1,893)	—
Proceeds from issuance of long-term debt	265,000	—
Principal payments on long-term debt	(269)	(135)
Payment of deferred financing costs	(3,099)	—
Payment of dividends to stockholders	(5,198)	(390)
Payment of distributions to minority interests	(125)	—

Net cash provided by (used in) financing activities	254,416	(525)

Net decrease in cash	(194,944)	(430)
Cash and cash equivalents, beginning of period	225,630	1,719

Cash and cash equivalents, end of period	$30,686	$1,289

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,509	$638
Assumption of mortgage loans related to hotel acquisitions	28,343	—
Assumption of interest rate swap related to hotel acquisition	948	—
Issuance of operating partnership units	125	—
Issuance of restricted common stock to employees	1,258	—
Issuance of unrestricted common stock to board of directors	129	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Since the IPO and the acquisition of the initial properties on December 19, 2003, the Operating Partnership has acquired 14 hotel properties (two in December 2003 and 12 in 2004) for an aggregate purchase price of approximately $523.5 million, including the assumption of mortgage debt of approximately $28.3 million. As of September 30, 2004, the Company owned 17 hotel properties.

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

2. Summary of Significant Accounting Policies

Basis of Presentation—The Company’s consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation as of and for the quarter and nine months ended September 30, 2004. For the quarter and nine months ended September 30, 2003, this report includes the financial statements of Portsmouth Hotel Associates, LLC (“PHA”), which was one of the three entities acquired by the Company concurrent with the completion of the IPO on December 19, 2003. PHA was owned 66.7% by Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of the Company’s formation and IPO. PHA is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the quarter and nine months ended September 30, 2003 include the operations of PHA on its historical cost basis.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Restricted Cash—Restricted cash includes reserves held in escrow for hotel renovations, normal replacements of furniture, fixtures and equipment, real estate taxes, and insurance, pursuant to certain requirements in the Company’s hotel management, franchise, and loan agreements.

Derivative Instruments—The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). Under SFAS 133, all derivative instruments are required to be recognized as either assets or liabilities in the balance sheet and measured at fair value. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For a derivative instrument designated as a cash flow hedge, the change in fair value each period is reported in accumulated other comprehensive income in stockholders’ equity to the extent the hedge is effective. For a derivative instrument designated as a fair value hedge, the change in fair value each period is reported in earnings along with the change in fair value of the hedged item attributable to the risk being hedged. For a derivative instrument that does not qualify for hedge accounting or is not designated as a hedge, the change in fair value each period is reported in earnings. The Company does not enter into derivative instruments for speculative trading purposes.

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. Carrying values reported in the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value reported in the consolidated balance sheet for long-term debt approximates fair value as a result of all but one instrument having recently been issued or assumed and recorded at fair value at that time. The remaining instrument, which matures in July 2005, approximates fair value due to the short maturity of the instrument.

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost (except where interests were acquired from Barceló Crestline and recorded at Barceló Crestline’s historical cost basis), and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statement of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the quarters and nine months ended September 30, 2004 and 2003.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation of the hotel property will cease and an impairment loss will be recorded if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statement of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statement of operations. Accumulated amortization as of September 30, 2004 was $0.1 million.

Debt Discounts or Premiums—Debt assumed in connection with hotel property acquisitions is recorded at fair value at the acquisition date and any resulting discount or premium is amortized through interest expense in the consolidated statement of operations over the remaining term of the debt.

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

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

PHA operated as a limited liability company and, as a result, was not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

Earnings (Loss) Per Share—Basic earnings (loss) per share is calculated by dividing net income (loss), less dividends on unvested restricted common stock, by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), less dividends on unvested restricted common stock, by the weighted average number of common shares outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants. The outstanding Operating Partnership units (which may be converted to common shares) have been excluded from the diluted earnings (loss) per share calculation, as there would be no effect on reported diluted earnings (loss) per share.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

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

3. Acquisition of Hotel Properties

On January 8, 2004, the Company acquired the 238-room Hilton Tampa Westshore hotel located in Tampa, Florida for approximately $30.2 million, which included the assumption of mortgage debt that encumbers the hotel property of $17 million. On January 12, 2004, the Company acquired the 158-room Hilton Garden Inn Baltimore/Washington International (BWI) Airport hotel located in Linthicum, Maryland for approximately $22.7 million. The Company entered into long-term agreements with Crestline Hotels & Resorts, Inc. to manage the two hotel properties.

On May 10, 2004, the Company acquired the 491-room Dallas/Fort Worth Airport Marriott hotel located in Dallas/Fort Worth, Texas for approximately $59.6 million. The Company assumed the existing long-term agreement with Marriott International, Inc. to manage the hotel property.

On August 2, 2004, the Company acquired the 156-room Courtyard Savannah Historic District hotel in Savannah, Georgia and the 109-room Residence Inn Tampa Downtown hotel in Tampa, Florida for approximately $38.5 million. The Company entered into long-term agreements with McKibbon Hotel Management, Inc. to manage the two hotel properties.

On August 19, 2004, the Company acquired a four-hotel portfolio, consisting of the 510-room Hilton Parsippany hotel in Parsippany, New Jersey, the 495-room Crowne Plaza Atlanta-Ravinia hotel in Atlanta, Georgia, the 360-room Wyndham Wind Watch hotel in Hauppauge, New York, and the 322-room Tremont Boston hotel in Boston, Massachusetts, for approximately $229 million. The acquisition was partially funded with a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan provider required that the Company deposit $27.5 million in an escrow account, which amount will be used to renovate the hotel properties.

The Company entered into long-term agreements with Crestline Hotels & Resorts, Inc. to manage the Hilton Parsippany hotel and the Crowne Plaza Atlanta-Ravinia hotel. The Company converted the Wyndham Wind Watch hotel to the Hyatt Regency brand and entered into a long-term agreement with Hyatt Corporation to manage the hotel property. The Company signed a definitive agreement to convert the Tremont Boston hotel to the Courtyard brand and entered into a long-term agreement with Marriott International, Inc. to manage the hotel property.

On September 1, 2004, the Company acquired the 283-room Radisson Mount Laurel hotel for approximately $14.5 million. The Company entered into a long-term agreement with Sage Hospitality Resources to manage the hotel property.

On September 15, 2004, the Company acquired the 299-room Omaha Marriott hotel for approximately $29.1 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

On September 17, 2004, the Company acquired the 202-room Courtyard Denver Airport hotel for approximately $18.1 million, which included the assumption of mortgage debt that encumbers the hotel property of approximately $11.3 million, net of discount. The Company assumed the existing long-term agreement with Marriott International, Inc. to manage the hotel property.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

The combined allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2004 Acquisitions
Land and land improvements	$54,918
Buildings and leasehold improvements	364,544
Furniture, fixtures and equipment	16,503
Asset held for sale	3,000
Cash	232
Restricted cash	194
Accounts receivable, net	5,392
Prepaid assets and other assets	2,174
Accounts payable and accrued expenses	(3,724)
Other liabilities	(2,598)
Mortgage loans	(28,343)

Net assets acquired	$412,292

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the quarters and nine months ended September 30, 2004 and 2003 as if the 12 hotel acquisitions that occurred in 2004, as well as the five hotel property acquisitions that occurred in December 2003, had taken place on January 1, 2003. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2003, or of future results of operations. No pro forma adjustments have been made for the Hilton Tampa Westshore hotel or the Hilton Garden Inn BWI Airport hotel for the nine months ended September 30, 2004, as the acquisitions occurred near the beginning of the period (in thousands).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003(1)	2004	2003(1)
Total revenue	$53,502	$47,378	$163,527	$144,867
Total operating expenses	47,725	43,079	142,467	128,884
Operating income	5,777	4,299	21,060	15,980
Net income (loss)	1,394	(838)	7,535	741
Earnings (loss) per share:
Basic	$.04	$(.02)	$.19	$.02
Diluted	$.04	$(.02)	$.19	$.02

(1)	The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively. Accordingly, the only activity included in the pro forma results for the quarter and nine months ended September 30, 2003 related to these two hotels was pre-opening expenses of $0.5 million and $0.8 million, respectively.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Land and land improvements	$67,314	$12,396
Buildings and leasehold improvements	490,821	126,287
Furniture, fixtures and equipment	28,811	11,265
Construction-in-progress	1,715	72

	588,661	150,020
Less: accumulated depreciation and amortization	(9,376)	(2,458)

	$579,285	$147,562

5. Asset Held For Sale

In connection with the acquisition of the Hyatt Regency Wind Watch Long Island hotel, the Company assumed a definitive agreement to sell a parcel of vacant land, which is adjacent to the hotel, for $3.0 million. The proceeds, less brokerage commissions and other transaction costs, from the sale will be split evenly between the Company and the seller of the Hyatt Regency Wind Watch Long Island hotel. As of September 30, 2004, included in other liabilities in the consolidated balance sheet was approximately $1.4 million, which is an estimate of the amount due to the seller.

6. Long-Term Debt

On January 8, 2004, in connection with the Hilton Tampa Westshore hotel acquisition, the Company assumed a $17 million mortgage loan that encumbers the hotel property. The loan bears a fixed annual interest rate of 7.9% and matures on July 1, 2005. Principal payments commenced in July 2004 and are based on a 25-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain escrow accounts over the term of the loan for hotel capital improvements and real estate taxes.

On July 9, 2004, the Company completed a $67 million financing, secured by the Hyatt Regency Savannah hotel, the Portsmouth Renaissance hotel and conference center, and the Hilton Garden Inn BWI Airport hotel. The loan bears a fixed annual interest rate of 6.47% and matures on July 11, 2011. For the period from August 2004 through July 2005, the loan agreement provides for monthly interest-only payments. Principal payments will commence in August 2005 and will be based on a 25-year amortization period. The loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts over the term of the loan for certain items, including hotel capital improvements, ground rent, real estate taxes and insurance. In addition, the loan agreement contains a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing twelve months declines below a specified level.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

On August 19, 2004, in connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Tremont Boston hotel, the Company completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The $135 million mortgage loan is secured by the four hotel properties. The $25 million mezzanine loan is secured by equity interests in the Company’s subsidiary that is the borrower under the $135 million mortgage loan. The financing bears interest at a fixed, annual, blended rate of 6.65% and matures on September 1, 2011. Principal payments commenced in September 2004 and are based on a 25-year amortization period. The loan agreements contain standard provisions that require the loan servicer to maintain escrow accounts over the terms of the loans for certain items, including hotel capital improvements, real estate taxes and insurance. In addition, the loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing twelve months declines below a specified level.

On September 9, 2004, the Company completed a $38 million financing, secured by the Dallas/Fort Worth Airport Marriott hotel. The loan bears a fixed annual interest rate of 5.8% and matures on October 1, 2011. Principal payments will commence in October 2004 and will be based on a 25-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

On September 17, 2004, in connection with the Courtyard Denver Airport hotel acquisition, the Company assumed an $11.3 million, net of discount of $0.3 million, mortgage loan that encumbers the hotel property. The loan bears an interest rate of LIBOR, plus 1.75%, and matures on November 1, 2008. The loan agreement provides for monthly principal and interest payments, with principal payments being based on a 20-year amortization period. The Company also assumed an interest rate swap agreement that fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

The following details the Company’s long-term debt as of September 30, 2004 (in thousands):

	Encumbered Hotels	Interest Rate		Maturity	Principal Balance September 30, 2004
Mortgage Loan	1 hotel	7.90%	Fixed	July 2005	$16,945
Mortgage Loan	3 hotels	6.47%	Fixed	July 2011	67,000
Mortgage Loan (1)	4 hotels	6.00%	Fixed	September 2011	134,805
Mortgage Loan	1 hotel	5.80%	Fixed	October 2011	38,000
Mortgage Loan (2)	1 hotel	LIBOR + 1.75%	Variable	November 2008	11,644
Mezzanine Loan (1)	none	10.14%	Fixed	September 2011	24,982

					293,376
Unamortized discount					(304)

					$293,072

(1)	The Company issued this mortgage loan and mezzanine loan in conjunction with the acquisition of a four-hotel portfolio. The financing bears interest at a fixed, annual, blended rated of 6.65%.
(2)	The Company assumed this mortgage loan along with an interest rate swap (see Note 7) that fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Future scheduled principal payments of debt obligations as of September 30, 2004 are as follows (in thousands):

Year	Amounts
2004	$918
2005	20,910
2006	4,949
2007	5,282
2008	15,540
2009	5,537
Thereafter	240,240

$293,376

7. Derivative Instrument

On September 17, 2004, in connection with the Courtyard Denver Airport hotel acquisition, the Company assumed an interest rate swap agreement that fixes the interest rate on a related assumed mortgage loan to an annual rate of 7.34%. The swap agreement terminates on November 1, 2008 and has an adjusting notional amount equal to the outstanding loan principal balance. The fair value of the interest rate swap of $0.9 million was recorded in other liabilities in the consolidated balance sheet. As the interest rate swap was not designated as a hedge, the change in fair value each period is recorded in interest expense in the consolidated statement of operations. As of September 30, 2004, the Company had no other derivative instruments.

8. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Numerator:
Net income	$569	$3,327
Less: dividends on unvested restricted common stock	(82)	(198)

Net income after dividends on unvested restricted common stock	$487	$3,129

Denominator:
Weighted average number of common shares outstanding - basic	39,092,011	39,085,659
Effect of dilutive securities:
Unvested restricted common stock	261,333	219,904
Warrants	71,934	87,707

Weighted average number of common shares outstanding - diluted	39,425,278	39,393,270

Earnings per share:
Basic	$.01	$.08
Diluted	$.01	$.08

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

During the quarters ended March 31, 2004 and September 30, 2004, the Company issued 87,500 shares and 20,000 shares, respectively, of restricted common stock to certain employees, which did not require payments by the employees. Subject to continued employment with the Company, the restrictions on the employees’ shares lapse at the rate of one-third of the number of restricted shares per year commencing on the first anniversary of their issuance. The Company recorded unearned compensation of approximately $1.3 million and is amortizing the unearned compensation over the 36-month period commencing on the date of the issuance.

In connection with the IPO, the Company granted to its underwriters, as partial consideration for their services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share.

9. Cash Distributions

On June 17, 2004, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of June 30, 2004. The cash distribution of $0.13 per common share and partnership unit was paid on July 15, 2004.

On September 14, 2004, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of September 30, 2004. The cash distribution of $0.09 per common share and partnership unit was paid on October 15, 2004.

10. Income Taxes

The components of income tax benefit for the nine months ended September 30, 2004 are as follows (in thousands):

Nine Months Ended September 30, 2004
Deferred:
Federal	$(807)
State	(152)

Income tax benefit	$(959)

A reconciliation of the statutory federal income tax expense to the Company’s income tax benefit is as follows (in thousands):

Nine Months Ended September 30, 2004
Statutory federal income tax expense	$810
Effect of non-taxable REIT income	(1,669)
State income tax benefit, net of federal benefit	(100)

Income tax benefit	$(959)

As of September 30, 2004, the Company had a net deferred tax asset of $1.1 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. The Company believes that it is more likely than not that the net deferred tax asset will be realized and has determined that no valuation allowance is required.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

11. Related-Party Transactions

As of September 30, 2004, 10 of the Company’s 17 hotels operated under management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts, Inc. receives a base management fee, and if the hotels meet and exceed certain thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating profit for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts, Inc. will not be entitled to receive any incentive fee in any fiscal year in which the operating profit of the hotel has not equaled at least 11% of the Company’s investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts, Inc. at 4.5% of gross revenues for each fiscal year.

For the quarter and nine months ended September 30, 2004, the Company paid Crestline Hotels & Resorts, Inc. approximately $0.4 million and $1.1 million in management fees, respectively. For the quarter and nine months ended September 30, 2003, PHA paid Crestline Hotels & Resorts, Inc. approximately $0.1 million and $0.2 million in management fees, respectively.

Effective October 16, 2004, Marriott International, Inc. began managing the Tremont Boston hotel, which had been managed by Crestline Hotels & Resorts, Inc.

12. Commitments and Contingencies

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Management Agreements—The Company’s hotel properties operate under long-term agreements with five management companies, including Crestline Hotels & Resorts, Inc. (9 hotels; see Note 11), Marriott International, Inc. (3 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), and Sage Hospitality Resources (1 hotel). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee, payable in monthly installments, if hotel profit, as defined in the management agreements, exceeds certain thresholds.

Franchise Agreements—13 of the Company’s 17 hotel properties operate under franchise licenses from national hotel companies. The Hyatt Regency Savannah hotel is managed by Hyatt Corporation and the Dallas/Fort Worth Airport Marriott hotel and the Courtyard Denver Airport hotel are managed by Marriott International, Inc. The management agreement for each hotel property allows the hotel property to operate under the respective brand. The Tremont Boston hotel is not affiliated with a national brand. The Company signed a definitive agreement in September 2004 that will allow the Tremont Boston hotel to operate under the Courtyard brand. Under the franchise agreements, the Company is required to pay a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

Property Improvement Reserves—Pursuant to its management, franchise and loan agreements, the Company is required to establish a property improvement reserve for each hotel to cover the cost of replacing furniture, fixtures and equipment at the hotels. Contributions to the property improvement reserve are based on a percentage of gross revenues or receipts at each hotel. The Company is generally required to contribute between 3% and 5% of gross revenues each month over the term of the agreements.

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

13. Subsequent Event

On October 27, 2004, the Company announced the signing of a definitive agreement to acquire the 197-room Sheraton Annapolis hotel for $18.0 million. The entity selling the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A., which is the parent company of Barceló Crestline, which sponsored the Company’s formation and IPO.

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

Since the IPO and the acquisition of the initial properties on December 19, 2003, we have acquired 14 hotel properties (two in December 2003 and 12 in 2004) for an aggregate purchase price of approximately $523.5 million, including the assumption of mortgage debt of approximately $28.3 million. We have accounted for the acquisition of the 14 hotel properties under the purchase method of accounting, recording these hotels at their acquisition costs. As of September 30, 2004, we owned the following 17 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	250	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Tremont Boston(1)	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004

Total number of rooms	4,952

(1)	a definitive agreement was signed in September 2004 to convert the Tremont Boston hotel to a Courtyard by Marriott

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

The discussion below relates to Highland Hospitality Corporation as of and for the quarter and nine months ended September 30, 2004. For the quarter and nine months ended September 30, 2003, the discussion below relates to Portsmouth Hotel Associates, LLC, which was one of the three entities we acquired on December 19, 2003 and was partially owned by Barceló Crestline. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to Highland Hospitality Corporation’s commencement of operations.

Key Operating Metrics

Hotel results of operations are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), which is room revenue divided by total number of room nights. RevPAR does not include food and beverage revenues or other ancillary revenues, such as telephone, parking or other guest services provided by the property.

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

Executive Summary of Third Quarter Events

The third quarter 2004 was an active period for the Company. We closed on the purchase of nine hotel properties, consisting of 2,736 rooms or 55% of our current portfolio. We also raised $265 million of fixed-rate debt with a blended interest rate below 6.5%. Since our IPO less than 12 months ago, we have acquired 17 hotel properties, signed definitive agreements to acquire two more hotel properties, and issued or assumed approximately $293 million of long-term debt. Including planned renovations, we have now committed investments of approximately $670 million, of which 75% is invested in upscale, full-service hotel properties and 25% is invested in premium, limited-service hotel properties.

We continued to see a recovery in the lodging industry in the third quarter 2004 and believe that the lodging industry is in its early stages of a multi-year recovery. RevPAR industry wide increased 6.4% in the third quarter 2004 versus the third quarter 2003. As for our portfolio, we experienced a modest RevPAR increase of 3% for the same comparable quarters. We believe that a significant part of the reason for our portfolio’s lag in RevPAR increase versus the lodging industry increase is the result of our efforts to transition a majority of our 17 hotels through one or more renovation, rebranding, management company transition or stabilization processes. A summary of the hotels in our portfolio in transition is as follows:

	# of Hotels	# of Rooms	% of Total Rooms
Renovation	3	805	16%
Renovation and Management Transition(1)	4	1,460	30%
Management Transition	2	809	16%
Non-Stabilized (2)	2	476	10%

Total Under Transition	11	3,550	72%

Total Hotel Portfolio	17	4,952	100%

(1)	3 of the 4 hotels are also being rebranded
(2)	Refers to hotels that recently opened and are establishing themselves in the marketplace

We expect that this transition will affect our financial results over the next several quarters. However, once the transition is completed, we believe that we will be well positioned to take advantage of the continuing recovery in the lodging industry.

Results of Operations

Highland Hospitality Corporation—Three months ended September 30, 2004

Revenues—Total revenue for the three months ended September 30, 2004 was $36.0 million, which includes rooms revenue of $24.7 million, food and beverage revenue of $9.7 million, and other revenue of $1.6 million. Average occupancy, ADR, and RevPAR for the three months ended September 30, 2004 were 70.7%, $113.55, and $80.30, respectively. Revenues for the quarter ended September 30, 2004 included the results of operations of eight hotel properties for the full quarter and nine hotel properties for a partial quarter (see table above for hotel property acquisition dates). We expect to see a significant increase in revenues in future quarters as we benefit from the ownership of 17 hotel properties. For the three months ended September 30, 2004, revenues at our Savannah and Tampa hotel properties were negatively impacted by the unusual number of hurricanes that affected the southeast of the United States.

Included in the following table is a comparison of the key hotel operating statistics for our 15 hotel properties that were open and operating during the quarters ended September 30, 2004 and 2003. The Sugar Land Marriott hotel and the Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively, and thus have been excluded in the comparison. Results of operations for hotels acquired in the third quarter 2004 are included in the statistics for the quarter ended September 30, 2004 from their respective acquisition dates. Results of operations for the comparable 2003 period are included in the statistics for the quarter ended September 30, 2003. The hotel operating statistics for the 15 hotels for the quarter ended September 30, 2003 reflect the results of operations of the hotels under previous ownership.

	Quarter Ended September 30,
	2004	2003
Occupancy %	71.2%	70.5%
ADR	$114.69	$112.41
RevPAR	$81.62	$79.29

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2004 were $27.8 million. Direct hotel operating expenses included rooms expenses of $5.9 million, food and beverage expenses of $7.5 million, and other direct expenses of $0.9 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $13.4 million.

Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2004 was $3.2 million.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended September 30, 2004 were $2.3 million, which included non-cash stock-based compensation expense of $0.8 million.

Interest income—Interest income for the three months ended September 30, 2004 was $0.3 million.

Interest expense—Interest expense for the three months ended September 30, 2004 was $2.9 million.

Net income—Net income for the three months ended September 30, 2004 was $0.6 million, due to the items discussed above.

Highland Hospitality Corporation—Nine months ended September 30, 2004

Revenues—Total revenue for the nine months ended September 30, 2004 was $80.0 million, which includes rooms revenue of $53.3 million, food and beverage revenue of $23.5 million, and other revenue of $3.3 million. Average occupancy, ADR, and RevPAR for the nine months ended September 30, 2004 were 70.9%, $116.76, and $82.84, respectively. Revenues for the nine months ended September 30, 2004 included the results of operations of five hotel properties for the full nine months and 12 hotel properties for a portion of the nine months (see table above for hotel property acquisition dates).

Included in the following table is a comparison of the key hotel operating statistics for our 15 hotel properties that were open and operating during the nine months ended September 30, 2004 and 2003. The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively, and thus have been excluded in the comparison. Results of operations for hotels acquired in 2004 are included in the statistics for the nine months ended September 30, 2004 from their respective acquisition dates. Results of operations for the comparable 2003 period are included in the statistics for the nine months ended September 30, 2003. The hotel operating statistics for the 15 hotels for the nine months ended September 30, 2003 reflect the results of operations of the hotels under previous ownership.

	Nine Months Ended September 30,
	2004	2003
Occupancy %	73.8%	72.9%
ADR	$119.31	$116.24
RevPAR	$88.03	$84.75

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2004 were $61.3 million. Direct hotel operating expenses included rooms expenses of $12.0 million, food and beverage expenses of $18.0 million, and other direct expenses of $2.0 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $29.3 million.

Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2004 was $6.9 million.

Corporate general and administrative—Total corporate general and administrative expenses for the nine months ended September 30, 2004 were $6.8 million, which included non-cash stock-based compensation expense of $2.3 million. Also included in corporate general and administrative expenses were $0.3 million of nonrecurring start-up costs related to our formation, such as IT consulting and corporate governance costs.

Interest income—Interest income for the nine months ended September 30, 2004 was $0.9 million.

Interest expense—Interest expense for the nine months ended September 30, 2004 was $3.5 million.

Income tax benefit—Income tax benefit for the nine months ended September 30, 2004 was $1.0 million. The income tax benefit resulted from a taxable operating loss incurred by our TRS for the nine months ended September 30, 2004. As of September 30, 2004, we had a net deferred tax asset of $1.1 million, primarily due to past and current year’s tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. We believe that it is more likely than not that the net deferred tax asset will be realized and have determined that no valuation allowance is required.

Net income—Net income for the nine months ended September 30, 2004 was $3.3 million, due to the items discussed above.

Portsmouth Hotel Associates, LLC—Three months ended September 30, 2003

Revenue—Total revenue for the three months ended September 30, 2003 was $2.6 million, which includes rooms revenue of $1.7 million and food and beverage revenue of $0.8 million. Average occupancy, ADR, and RevPAR for the three months ended September 30, 2003 were 68.5%, $110.01, and $75.36, respectively.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2003 were $2.2 million. Direct hotel operating expenses included rooms expenses of $0.4 million and food and beverage expenses of $0.7 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $1.2 million.

Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2003 was $0.2 million.

Interest expense—Interest expense for the three months ended September 30, 2003 was $0.2 million.

Net loss—Net loss for the three months ended September 30, 2003 was $(0.1) million, due to the items discussed above.

Portsmouth Hotel Associates, LLC—Nine months ended September 30, 2003

Revenue—Total revenue for the nine months ended September 30, 2003 was $7.5 million, which includes rooms revenue of $4.6 million and food and beverage revenue of $2.8 million. Average occupancy, ADR, and RevPAR for the nine months ended September 30, 2003 were 66.9%, $99.98, and $66.93, respectively.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2003 were $6.5 million. Direct hotel operating expenses included rooms expenses of $1.0 million and food and beverage expenses of $2.2 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $3.2 million.

Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2003 was $0.5 million.

Interest expense—Interest expense for the nine months ended September 30, 2003 was $0.7 million.

Net loss—Net loss for the nine months ended September 30, 2003 was $(0.2) million, due to the items discussed above.

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

	Highland Hospitality Quarter Ended September 30, 2004	The Predecessor Quarter Ended September 30, 2003	Highland Hospitality Nine Months Ended September 30, 2004	The Predecessor Nine Months Ended September 30, 2003
Net income (loss)	$569	$(83)	$3,327	$(191)
Add: Depreciation and amortization	3,192	171	6,918	512

Funds from operations	$3,761	$88	$10,245	$321

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

	Highland Hospitality Quarter Ended September 30, 2004	The Predecessor Quarter Ended September 30, 2003	Highland Hospitality Nine Months Ended September 30, 2004	The Predecessor Nine Months Ended September 30, 2003
Net income (loss)	$569	$(83)	$3,327	$(191)
Add: Depreciation and amortization	3,192	171	6,918	512
Interest expense	2,852	222	3,498	665
Less: Interest income	(252)	—	(927)	(3)
Income tax benefit	(392)	—	(959)	—

EBITDA	$5,969	$310	$11,857	$983

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

Liquidity and Capital Resources

For the nine months ended September 30, 2004, net cash flows from operations were $15.4 million. For the nine months ended September 30, 2004, we used $416.7 million to acquire hotel properties and used $8 million as a deposit related to the signing of a definitive agreement to acquire the to-be-built Courtyard Gaithersburg Washingtonian Center hotel.

The hotel acquisitions discussed above were funded from IPO proceeds and long-term debt issued or assumed during the nine months ended September 30, 2004. During the third quarter 2004, we issued $265 million of long-term debt comprised of the following:

•	$67 million mortgage loan that matures in July 2011, bears interest at a fixed annual rate of 6.47%, and is secured by three hotel properties;

•	$160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan, that matures in August 2011, bears interest at a fixed, blended, annual rate of 6.65%, and is secured by four hotel properties; and

•	$38 million mortgage loan that matures in September 2011, bears interest at a fixed annual rate of 5.8%, and is secured by one hotel property.

During the third quarter 2004, we also assumed an $11.3 million, net of discount, mortgage loan in connection with of our acquisition of the Courtyard Denver Airport hotel. The loan matures in November 2008 and bears interest at LIBOR, plus 1.75%. The Company also assumed an interest rate swap agreement that fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

We are currently in the process of establishing a term loan credit facility to provide additional capacity and flexibility for us to meet our stated investment objectives, while maintaining our targeted leverage objectives of approximately 50% debt-to-capitalization. We anticipate entering into this facility during the fourth quarter 2004.

As of September 30, 2004, we had cash and cash equivalents of approximately $30.7 million and restricted cash of $37.7 million. We intend to use our cash and cash equivalents and future borrowings under our credit facility after it is established to fund planned renovations at a number of our hotel properties, as well as fund the potential acquisition of the Sheraton Annapolis hotel, for which we signed a definitive acquisition agreement at the end of October 2004. Approximately, $27.5 million of the $37.7 million of restricted cash as of September 30, 2004 is required to be used specifically for renovations at four of our recently acquired hotel properties.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility after it is established. We believe that net cash provided by operations will be adequate to fund operating requirements, including planned renovations, pay interest on borrowings, and fund dividends in accordance with the REIT requirements of the federal income tax laws.

Capital Expenditures

We will maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed upon requirements in our management agreements. The cost of all such routine maintenance, repairs and alterations will be paid out of a property improvement fund, which will be funded by a portion of hotel gross revenues. Routine repairs and maintenance will be administered by the management company. However, we have approval rights over capital expenditures. A number of hotel properties have begun or are beginning significant renovation projects, including the Hyatt Regency Savannah hotel, the Plaza San Antonio Marriott hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, the Tremont Boston hotel, and the Radisson Mount Laurel hotel. In the remainder of 2004 and first nine months of 2005, we plan to spend approximately $44 million on the renovations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases (1)	$5,815	$191	$382	$284	$4,958
Mortgage loans, including interest	369,669	36,096	39,715	48,966	244,892
Mezzanine loan, including interest	39,179	2,210	4,822	4,822	27,325

	$414,663	$38,497	$44,919	$54,072	$277,175

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRSs, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2004. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not significantly exposed to interest rate risk. As of September 30, 2004, $281.7 million of the Company’s $293.1 million of long-term debt was fixed. The other $11.4 million was variable, but was effectively fixed as a result of an interest rate swap.

Due to the fact that the Company’s portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10 percent decrease in interest rates, the fair value of the Company’s portfolio of long-term debt would increase by the $10.4 million. Although a change in market interest rates impacts the fair value of the Company’s fixed-rate debt, it has no impact on interest expense incurred or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.3.1	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004)

10.37	Loan Agreement, dated July 9, 2004, between HH Savannah LLC, HH Baltimore Holdings LLC, Portsmouth Hotel Associates, LLC and Column Financial, Inc., an affiliate of Credit Suisse First Boston

10.38	Loan Agreement, dated August 19, 2004, between HH FP Portfolio Holding LLC and JP Morgan Chase Bank

10.39	Loan Agreement, dated August 19, 2004, between HH FP Portfolio LLC and JP Morgan Chase Bank

10.40	Deed of Trust and Security Agreement, dated September 9, 2004, between HH DFW Hotel Associates, L.P. and Connecticut General Life Insurance Company

10.41	Loan Agreement, dated October 31, 2001, between 6901 Tower, LLC and Compass Bank

10.42	Assumption of Loan Agreement, dated September 17, 2004, between HH Denver LLC, 6901 Tower, LLC and Compass Bank

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: November 15, 2004	By:	/s/ Douglas W. Vicari
Douglas W. Vicari Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)