Form 10-K
period 2004-12-31
HIGHLAND HOSPITALITY CORP
filed 2005-03-15
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 001-31906

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of June 30, 2004, the aggregate market value of the Registrant’s common stock held by non-affiliates of the registrant was approximately $377,000,000, based on the closing price reported on the New York Stock Exchange. As of March 4, 2005, there were 40,067,444 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

These risks and uncertainties, together with the information contained in our Form 8-K filed with the Securities and Exchange Commission on March 15, 2005 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

Item 1.    Business

Overview

Highland Hospitality Corporation is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our initial public offering (“IPO”) and concurrently consummated the acquisition of three hotel properties.

The IPO, including the exercise of the underwriters’ over-allotment option, consisted of the sale of 34,500,000 shares of common stock, resulting in net proceeds of approximately $318.9 million. Concurrent with the IPO, we sold in private placement transactions an aggregate of 4,550,000 shares of common stock, resulting in proceeds of approximately $42.3 million. The total net proceeds generated from the IPO, the exercise of the underwriters’ over-allotment option, and the private placement transactions were approximately $361.2 million.

Substantially all of our assets are held by, and all of our operations are conducted through, Highland Hospitality, L.P., our operating partnership (the “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 98% by us and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

As of March 4, 2005, we owned 18 hotel properties with 5,143 rooms.

Our corporate office is located at 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102. Our telephone number is (703) 336-4901.

Acquisition of Hotel Properties Since Inception

On December 19, 2003, concurrent with the completion of the IPO, we acquired 100% of the equity interests in Portsmouth Hotel Associates, LLC, A/H-BCC Virginia Beach Hotel, LLC, and Sugar Land Hotel Associates, L.P. Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of our formation and IPO, owned equity interests in the three entities.

Portsmouth Hotel Associates, LLC, which is considered our predecessor for accounting purposes, leases the 249-room Portsmouth Renaissance hotel and adjoining conference center located in Portsmouth, Virginia from the Industrial Development Authority of the City of Portsmouth, pursuant to two separate lease agreements, each for an initial term of 50 years ending May 2049. Portsmouth Hotel Associates, LLC was acquired for approximately $13 million, which included the repayment of a mortgage loan which encumbered the hotel property of approximately $11.9 million and the issuance of 529,635 Operating Partnership units valued at approximately $1.1 million.

A/H-BCC Virginia Beach Hotel, LLC owned the 176-room Hilton Garden Inn Virginia Beach Town Center hotel located in Virginia Beach, Virginia. A/H-BCC Virginia Beach Hotel, LLC was acquired for approximately

$20 million, which included the repayment of a construction loan which encumbered the hotel property of approximately $17.5 million and the issuance of 285,376 Operating Partnership units valued at approximately $2.5 million. In addition, we have agreed to pay the third-party member additional purchase consideration in the form of Operating Partnership units if the Hilton Garden Inn Virginia Beach Town Center hotel exceeds certain agreed-upon operating results during the second 12-month period or third 12-month period following the opening date of the hotel.

Sugar Land Hotel Associates, L.P. owned the 300-room Sugar Land Marriott hotel and leased the adjoining conference center and parking facility located in Sugar Land, Texas from the Sugar Land Development Authority, pursuant to a lease agreement for a term of 99 years ending October 2102. Sugar Land Hotel Associates, L.P. was acquired for approximately $32.6 million, which included the repayment of a construction loan which encumbered the hotel property and a mezzanine loan in an aggregate amount of approximately $29.7 million, and the issuance of 152,200 Operating Partnership units valued at approximately $0.3 million. In addition, we have agreed to pay Barceló Crestline up to $1.8 million in the form of Operating Partnership units as additional purchase consideration if the Sugar Land Marriott hotel exceeds certain agreed-upon operating results over the 36-month period following our acquisition of the hotel.

Since the IPO and the acquisition of the initial three hotel properties on December 19, 2003, we have acquired 15 hotel properties, consisting of 4,418 rooms, for an aggregate purchase price of approximately $542 million, including the assumption of mortgage debt of approximately $28.3 million. The hotel acquisitions were funded with proceeds from the IPO, along with proceeds from the issuance of long-term debt during 2004. The hotel properties acquired were:

Property	Number of Rooms	Location	Acquired
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005

Total number of rooms	4,418

Business Strategy

We intend to evaluate our portfolio on a regular basis to determine if our hotel properties continue to satisfy our current investment criteria. We believe that the following investment criteria and strategies promote our continued growth and our total return to stockholders:

External Growth—We seek to focus our investments in upscale full-service, premium limited-service and extended stay hotels located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in beachfront destinations outside of the United States. We believe that these types of hotels currently offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. Within our target sectors, we seek to acquire hotel properties that have superior locations within their respective markets, are in markets with high barriers to entry, are market leaders or are new, or relatively new, properties and well-maintained. We also consider investments in hotel properties that possess sound operating fundamentals but are underperforming in their respective markets and would benefit from renovation, re-branding or a change in management.

In the United States, we seek to invest in hotels operating under national franchise brands such as Marriott, Hilton, Hyatt, Renaissance, Sheraton, Westin, Crowne Plaza, Courtyard by Marriott, Residence Inn by Marriott, Embassy Suites, Homewood Suites, and Hilton Garden Inn. However, our ability to operate a hotel under these brands is subject to the franchisor’s approval of any application we would submit to operate a particular facility under such brand and our execution of a franchise agreement with the franchisor. Outside of the United States, we focus on acquiring all-inclusive resorts operating under the Barceló brand name, or other resorts that can be rebranded with the Barceló name, that meet our investment criteria. “Barceló” means Barceló Corporación Empresarial, S.A., which is based in Palma de Mallorca, Spain and is one of the world’s largest and most respected hospitality companies with 220 hotels owned, managed, leased or franchised in 19 countries on four continents. Barceló Crestline is a wholly-owned subsidiary of Barceló. We plan on leveraging Barceló’s unique all-inclusive operating model, which we believe works efficiently in high-quality resort locations, driving strong revenue growth, profitability and return on investment.

Stabilized Assets—We believe that over the next several years, existing upscale full-service, premium limited-service and extended stay hotels located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in beachfront destinations outside of the United States will offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. Within our target sectors, we seek to acquire hotel properties that meet the following criteria:

•	Strong location in its market—hotel properties located in markets with high barriers to entry, adjacent to a convention center, that serve as an integral component of a master development or mixed-use project or reside on a superior beachfront location or within a protected area that prohibits further development;

•	Hard to duplicate hotel property—hotel properties developed using public financing that could not have been financed entirely in the private sector or possessing a unique competitive advantage that distinguishes them from other hotels in their markets;

•	Market leaders—hotel properties that are proven leaders in market share, setting the rates in the market and providing superior meeting space, services or amenities; and

•	Good condition—hotel properties that are new, or relatively new, or recently renovated and well-maintained.

Because we believe hotel properties that possess these characteristics currently can be acquired at prices below replacement costs, we expect these hotel properties to provide stable returns over the long term.

Renovation, Repositioning and Re-branding Opportunities—We believe that there are opportunities to acquire hotel properties that possess sound operating fundamentals, but are underperforming in their respective markets and would benefit from renovation, repositioning or re-branding efforts. We intend to pursue opportunities for:

•	Re-branding—we investigate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability and undertaking a cost/benefit analysis of investing capital to bring the property into compliance with the standards of the selected brand;

•	Renovation—we consider properties that are in prime locations and are structurally sound, but have been neglected and can be purchased at attractive prices and renovated and reintroduced into the market at a cost significantly lower than what would have been spent to acquire a stabilized property or to develop a new hotel of similar quality; or

•	New management—we intend to identify hotel properties that are underperforming due to poor management where we can acquire the properties at an attractive price and replace management with qualified managers such as Barceló Crestline and Barceló.

Internal Growth—We work with our hotel management companies to aggressively pursue ways to enhance the profitability of our hotels. We seek to negotiate management agreements that align our managers’ interests with ours, which is to generate revenue growth while producing acceptable operating profits. We work with our managers to identify cost-savings opportunities and projects that result in a positive return on investment.

We have begun, or will begin shortly, significant renovations on seven hotel properties, including the Plaza San Antonio Marriott hotel, the Hyatt Regency Savannah hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hilton Parsippany hotel, the Hyatt Regency Wind Watch Long Island hotel, the Courtyard Boston Tremont hotel, and the Radisson Mount Laurel hotel. We expect to spend approximately $52 million on the renovations, the majority of which we expect to have committed or spent by the end of the third quarter 2005. We believe that once these renovations are completed, our improved hotel properties will be well positioned to compete with the other leading hotels in their respective markets.

Strategic Alliance Agreement

On December 19, 2003, we entered into a seven-year strategic alliance agreement with Barceló Crestline pursuant to which (i) Barceló Crestline agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries, other than opportunities that primarily relate to third-party management arrangements offered to Barceló Crestline, and (ii) we agree to offer Barceló Crestline or its subsidiaries the right to manage hotel properties that we acquire in the United States, unless (a) a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage the acquired hotel, or (b) the hotel is encumbered by a management agreement that would extend beyond the date of our acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee). Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, currently manages 10 of our 18 hotel properties.

Lease Agreements

In order for us to qualify as a REIT, neither our company nor the Operating Partnership or its subsidiaries can operate our hotels directly. Our Operating Partnership, or subsidiaries of our Operating Partnership, as lessors, leases our hotels to HHC TRS, or subsidiaries of HHC TRS, as TRS lessees, and the TRS lessees enter into agreements with third-party management companies to manage the hotels. Each lease for the hotels has a non-cancelable term of ten years, subject to earlier termination upon the occurrence of certain contingencies described in the lease.

During the term of each lease, the TRS lessees are obligated to pay (i) the greater of a fixed annual base rent or percentage rent and (ii) certain other additional charges. Base rent accrues and is paid monthly. Percentage rent is calculated by multiplying fixed percentages by gross room revenues, food and beverage revenues, and other revenues for each of the hotels and is paid quarterly.

Management Agreements

Our hotels are managed and operated by third parties pursuant to management agreements with our TRS lessees. The initial terms of our management agreements are generally 10 to 20 years, subject, in some cases, to renewal options. We have five different management companies operating our hotels. The management companies generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, and promoting and publicizing the hotels. In addition, the management companies provide all managerial and other employees for the hotels, oversee the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels.

Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee, if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. The management agreements also allow the management companies to charge our hotels for services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services; (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel; and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than at an individual hotel. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the management company or its affiliates.

Generally, our management agreements limit our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the management company. In addition, the management agreements provide for termination rights in the case of a management company’s failure to meet certain financial performance criteria.

Franchise Agreements

Of our 18 hotel properties, 13 currently operate pursuant to franchise agreements from national hotel companies. The initial terms of our franchise agreements are generally 20 to 30 years. Our other five hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Courtyard Boston Tremont hotel, and the Courtyard Denver Airport hotel, are managed by Hyatt Corporation or Marriott International, Inc. The management agreements for these five hotel properties allow the hotel property to operate under the respective brand.

We anticipate that most of the additional hotel properties that we acquire will operate pursuant to franchise agreements. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.

The franchise agreements are entered into by our TRS lessees. The franchise agreements generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the TRS lessees must comply. The franchise agreements obligate the TRS lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the TRS lessees’ failure to pay royalties and fees or perform its other covenants pursuant to the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The TRS lessees are responsible for making all payments pursuant to the franchise agreements to the franchisors. Pursuant to the franchise agreements, the TRS lessees pay a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

Environmental Matters

In connection with the ownership and operation of the hotels, we are subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate. In connection with the ownership of the hotels, we may be potentially liable for such costs.

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

Employees

As of March 4, 2005, we employed 13 persons, all of whom work at our corporate office in McLean, Virginia. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS lessees to operate such hotels.

Executive Officers

The following table lists our executive officers as of December 31, 2004:

Name	Age	Position
James L. Francis	42	President, Chief Executive Officer and Director

Tracy M.J. Colden	43	Executive Vice President, General Counsel and Secretary

Patrick W. Campbell	43	Executive Vice President and Chief Investment Officer

Douglas W. Vicari	45	Executive Vice President, Chief Financial Officer and Treasurer

Terrence P. O’Leary	49	Senior Vice President, Asset Management

James L. Francis is our President and Chief Executive Officer. Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation from June 2002 until the completion of our initial public offering and as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation from December 1998 to June 2002. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott Corporation.

Tracy M.J. Colden is our Executive Vice President, General Counsel and Secretary. Ms. Colden served as the Executive Vice President, General Counsel and Secretary of Barceló Crestline Corporation from June 2002 until the completion of our initial public offering and as Senior Vice President, General Counsel and Secretary of Crestline Capital Corporation from December 1998 to June 2002. From January 1996 to December 1998, Ms. Colden held various positions with Host Marriott Corporation, the last of which was Assistant General Counsel.

Patrick W. Campbell is our Executive Vice President and Chief Investment Officer. Mr. Campbell served as Senior Vice President of Acquisitions of Crestline Hotels & Resorts, Inc. from January 2003 until the completion of our initial public offering and as Vice President of Business Development of Crestline Capital Corporation from July 2000 to December 2002. From May 1998 to June 2000, Mr. Campbell held the position of Vice President of Acquisitions and Development with Bristol Hotels & Resorts, Inc., prior to its being acquired by Bass PLC (now Intercontinental Hotels Group).

Douglas W. Vicari is our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since September 2003. From August 1998 to July 2003, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corporation.

Terrence P. O’Leary is our Senior Vice President, Asset Management, a position he has held since March 2004. From February 1998 to February 2004, Mr. O’Leary served as Senior Vice President of Business Development of Prime Hospitality Corporation.

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

Item 2.    Properties

As of March 4, 2005, we owned the following 18 hotel properties:

Property	Number of Rooms	Location
Full Service:
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA
Sugar Land Marriott and Conference Center	300	Sugar Land, TX
Plaza San Antonio Marriott	252	San Antonio, TX
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX
Omaha Marriott	299	Omaha, NE
Hyatt Regency Savannah	347	Savannah, GA
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY
Hilton Tampa Westshore	238	Tampa, FL
Hilton Parsippany	510	Parsippany, NJ
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA
Radisson Mount Laurel	283	Mount Laurel, NJ
Sheraton Annapolis	196	Annapolis, MD

	4,020

Limited Service:
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA
Hilton Garden Inn BWI Airport	158	Linthicum, MD
Courtyard Savannah Historic District	156	Savannah, GA
Courtyard Boston Tremont	322	Boston, MA
Courtyard Denver Airport	202	Denver, CO

	1,014

Extended Stay:
Residence Inn Tampa Downtown	109	Tampa, FL

Total number of rooms	5,143

Item 3.    Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “HIH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the New York Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2003
Fourth Quarter(1)	$10.90	$10.52
Year Ended December 31, 2004
First Quarter	$12.50	$10.85
Second Quarter	$11.65	$9.96
Third Quarter	$11.85	$10.00
Fourth Quarter	$11.99	$10.59
Year Ending December 31, 2005
First Quarter (through March 4, 2005)	$11.10	$10.05

(1)	Our common stock commenced trading on the New York Stock Exchange on December 16, 2003.

The closing price of our common stock on the New York Stock Exchange on March 4, 2005 was $10.20 per share.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (excluding net capital gains). For federal income tax purposes, distributions that we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxable composition of distributions paid during the preceding year.

In June 2004, we declared our first dividend payment of $.13 per common share for the six months ended June 30, 2004. The dividend was paid on July 15, 2004 to stockholders of record as of June 30, 2004. In September 2004, we declared a dividend payment of $.09 per common share for the quarter ended September 30, 2004. The dividend was paid on October 15, 2004 to stockholders of record as of September 30, 2004. As reported to stockholders, $.025598 per common share of the July 15, 2004 dividend constituted a return of capital and $.017722 per common share of the October 15, 2004 dividend constituted a return of capital. In December 2004, we declared a dividend payment of $.14 per common share for the quarter ended December 31, 2004. The dividend was paid on January 14, 2005 to stockholders of record as of December 31, 2004, and such dividend will be taxable when received by stockholders for federal income tax purposes. We intend to continue to declare quarterly distributions to our stockholders. The amount of our future distributions will be based upon quarterly operating results, general economic conditions, capital requirements, the Internal Revenue Code’s annual distribution requirements, and other factors which our board of directors deems relevant.

Stockholder Information

As of March 4, 2005, there were 31 record holders of our common stock, including shares held in “street name” by nominees who are record holders, and approximately 3,165 beneficial owners.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock within the fourth quarter of the year ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 2004	71,242	$11.24	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued shares of restricted common stock, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The shares of common stock purchased in December 2004 related to such repurchases.

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

The selected historical financial data for Highland Hospitality Corporation for the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003, and the selected historical financial data for Portsmouth Hotel Associates, LLC for the period from January 1, 2003 through December 18, 2003 and the years ended December 31, 2002, 2001, and 2000 have been derived from the historical financial statements of Highland Hospitality Corporation and Portsmouth Hotel Associates, LLC. The following selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, both included elsewhere in this Form 10-K.

	Highland Hospitality Year Ended December 31, 2004	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
				2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$133,011	$683	$10,656	$10,881	$9,404	$—
Hotel operating expenses, excluding pre-opening expenses and depreciation and amortization	101,406	760	9,110	9,182	8,521	—
Pre-opening expenses	—	—	—	—	142	1,424
Depreciation and amortization	11,564	108	670	679	676	—
Corporate general and administrative	9,536	2,894	—	—	—	—
Operating income (loss)	10,505	(3,079)	876	1,020	65	(1,424)
Interest income	1,206	65	4	17	31	20
Interest expense	8,413	—	987	967	1,065	—
Net income (loss)	4,266	(2,673)	(107)	70	(969)	(1,404)
Basic and diluted earnings (loss) per share	.10	(.07)	—	—	—	—

Other Financial Data:
Funds from operations(1)	15,830	(2,565)	563	749	(293)	—
EBITDA(2)	21,967	(2,907)	1,546	1,699	741	—
Net cash provided by (used in):
Operating activities	22,609	568	(89)	880	(630)	—
Investing activities	(470,617)	(137,934)	(396)	(99)	(2,855)	—
Financing activities	297,859	362,996	(555)	(297)	4,212	—

	Highland Hospitality		The Predecessor
	As of December 31,		As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash	$75,481	$225,630	$1,975	$1,435	$730
Investment in hotel properties, net	578,715	147,562	11,090	11,726	12,004
Total assets	724,641	379,488	13,717	13,945	12,734
Long-term debt	342,854	—	12,040	12,136	9,882
Minority interest in operating partnership	8,321	8,457	—	—	—
Total stockholders’ equity (deficit)	347,478	355,263	650	780	(207)

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

	Highland Hospitality Year Ended December 31, 2004	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
				2002	2001
Net income (loss)	$4,266	$(2,673)	$(107)	$70	$(969)
Add: Depreciation and amortization	11,564	108	670	679	676

Funds from operations	$15,830	$(2,565)	$563	$749	$(293)

(2)	EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe it is a useful financial performance measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by the capital structure of the REIT. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Highland Hospitality Year Ended December 31, 2004	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
				2002	2001
Net income (loss)	$4,266	$(2,673)	$(107)	$70	$(969)
Add: Depreciation and amortization	11,564	108	670	679	676
Interest expense	8,413	—	987	967	1,065
Less: Interest income	(1,206)	(65)	(4)	(17)	(31)
Income tax benefit	(1,070)	(277)	—	—	—

EBITDA	$21,967	$(2,907)	$1,546	$1,699	$741

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in July 2003 to own upscale full-service, premium limited-service, and extended stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently consummated the acquisition of three hotel properties.

The IPO, including the exercise of the underwriters’ over-allotment option, consisted of the sale of 34,500,000 shares of common stock, resulting in net proceeds of approximately $318.9 million. Concurrent with the IPO, we sold in private placement transactions an aggregate of 4,550,000 shares of common stock, resulting in proceeds of approximately $42.3 million. The total net proceeds generated from the IPO, the exercise of the underwriters’ over-allotment option, and the private placement transactions were approximately $361.2 million.

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

Since the IPO and the acquisition of the initial three hotel properties on December 19, 2003, we have acquired 14 hotel properties (two in December 2003 and 12 in 2004) for an aggregate purchase price of approximately $523.5 million, including the assumption of mortgage debt of approximately $28.3 million. We have accounted for the acquisition of the 14 hotel properties under the purchase method of accounting, recording these hotels at their acquisition costs. As of December 31, 2004, we owned the following 17 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004

Total number of rooms	4,947

Substantially all of our assets are held by, and all of our operations are conducted through our Operating Partnership. In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 98% by us and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

The discussion below relates to Highland Hospitality Corporation as of and for the year ended December 31, 2004 and for the period from December 19, 2003 (commencement of operations) through December 31, 2003. Prior to December 19, 2003, the discussion below relates to Portsmouth Hotel Associates, LLC, which was one of the three entities that we acquired on December 19, 2003 and was partially owned by Barceló Crestline. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to Highland Hospitality Corporation’s commencement of operations.

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

Executive Summary of 2004 Events

The year 2004 was an eventful and productive year for Highland Hospitality Corporation. We started 2004 having just completed a successful initial public offering and the acquisition of our first five hotel properties in December 2003. During 2004, we acquired an additional 12 hotels, consisting of over 3,600 rooms, for approximately $442 million, including the assumption of mortgage debt and transaction costs. These acquisitions were consistent with our strategy of acquiring upscale full-service and premium limited-service hotels that provide solid initial yields or that have the potential of becoming market leaders through renovating, re-branding and repositioning efforts. By December 31, 2004, just over 12 months from the date of our initial public offering and commencement of operations, we had acquired 17 hotel properties, consisting of over 4,900 rooms, for approximately $589 million, including the assumption of mortgage debt, issuance of Operating Partnership units, and transaction costs.

We were able to acquire 17 hotels by leveraging our equity capital and taking advantage of the favorable conditions in the debt market. During 2004, we raised approximately $283 million of fixed-rate mortgage debt with an average maturity of approximately seven years and an average interest rate of 6.5%. In addition to this fixed-rate debt, we added a $100 million variable-rate term loan facility, of which we had drawn down $50 million by the end of the year. As of December 31, 2004, our leverage ratio was approximately 50%. Of our debt, 82% was fixed rate and 18% was variable rate.

Renovating and repositioning our portfolio in 2005 will be a high priority, as these efforts will drive our internal growth. Currently, approximately 60% of our portfolio is either under renovation or ramping up to stabilization. Once these projects are complete, our improved hotel properties will be well positioned to compete as leaders in their respective markets.

With respect to the lodging industry as a whole, we believe that the industry is in the early-to-mid stages of a strong recovery that will produce strong top-line growth and profits over the next few years and produce solid returns on investments. Overall, industry-wide RevPAR increased 7.5% in 2004, its highest increase since 1984. Forecasts for 2005 and 2006 call for a continuation of the strong RevPAR growth, as favorable industry fundamentals are expected to continue.

Demand for hotel rooms is expected to continue to grow, fueled by the strong economic climate, favorable demographics and the return of business travel to historical levels. Supply growth remains low relative to historical averages and is predicted to remain at these low levels for the next few years. With demand growth expected to outpace supply growth, industry occupancy should continue to move higher and position our industry for additional pricing power.

Although we were pleased with the overall performance of our hotels in 2004, as we look forward in 2005, we expect to see improvement in our hotels’ performance driven by our renovation, repositioning and asset management efforts, combined with the continued strength of the lodging industry.

Results of Operations

Highland Hospitality Corporation—Year Ended December 31, 2004

Results of operations for the year ended December 31, 2004 include the operating activity of five hotels for the full year and 12 hotels for a partial year (see table above for hotel property acquisition dates).

Revenues—Total revenue for the year ended December 31, 2004 was $133.0 million, which includes rooms revenue of $85.4 million, food and beverage revenue of $42.2 million, and other revenue of $5.4 million. Average occupancy, ADR, and RevPAR for the year ended December 31, 2004 were 67.9%, $114.59, and $77.77, respectively. We expect to see a significant increase in revenues in 2005 as we benefit from the ownership of 17 hotel properties for the full year.

Included in the following table is a comparison of the key hotel operating statistics for our 17 hotel properties for the years ended December 31, 2004 and 2003. Results of operations for hotels acquired in 2004 are included in the statistics for the year ended December 31, 2004 from their respective acquisition dates. Results of operations for the comparable 2003 period are included in the statistics for the year ended December 31, 2003. Since 12 of the 17 hotels were acquired in 2004 and five were acquired in December 2003, the hotel operating statistics for the year ended December 31, 2003 reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, year ended December 31, 2003.

	Year Ended December 31,
	2004	2003
Occupancy %	69.1%	69.0%
ADR	$116.21	$112.49
RevPAR	$80.27	$77.61

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2004 were $101.4 million. Direct hotel operating expenses included rooms expenses of $20.0 million, food and beverage expenses of $30.4 million, and other direct expenses of $3.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $47.9 million.

Depreciation and amortization—Depreciation and amortization expense for the year ended December 31, 2004 was $11.6 million.

Corporate general and administrative—Total corporate general and administrative expenses for the year ended December 31, 2004 were $9.5 million, which included non-cash stock-based compensation expense of $3.1 million.

Interest income—Interest income for the year ended December 31, 2004 was $1.2 million.

Interest expense—Interest expense for the year ended December 31, 2004 was $8.4 million.

Income tax benefit—Income tax benefit for the year ended December 31, 2004 was $1.1 million. The income tax benefit resulted from a taxable operating loss incurred by our TRS lessees for the year ended December 31, 2004. As of December 31, 2004, we had a net deferred tax asset of $1.3 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. We believe that it is more likely than not that the net deferred tax asset will be realized and have determined that no valuation allowance is required.

Net income—Net income for the year ended December 31, 2004 was $4.3 million, due to the items discussed above.

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

Portsmouth Hotel Associates, LLC—Comparison of period from January 1, 2003 through December 18, 2003 to year ended December 31, 2002

With respect to the following discussion of revenues and expenses, note that a part of the reason for the decrease in revenues and expenses is due to the fact that the results of operations for 2003 include Portsmouth

Hotel Associates, LLC’s activity for the period from January 1, 2003 through December 18, 2003 (352 days), whereas the 2002 results of operations include a full year.

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

Operating income decreased $0.1 million for the period from January 1, 2003 through December 18, 2003, as compared to the year ended December 31, 2002. Net loss was $0.1 million for the period from January 1, 2003 through December 18, 2003, as compared to net income of $0.07 million for the year ended December 31, 2002, due to the items discussed above.

Liquidity and Capital Resources

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the year ended December 31, 2004, net cash provided by operating activities was $22.6 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the year ended December 31, 2004, net cash used in investing activities was $470.6 million. We used $416.7 million to purchase hotel properties and $6.7 million in improvements and additions to our hotel properties. Restricted cash increased by $38.5 million. Of the $38.5 million net increase in restricted cash, $27.5 million relates to cash that one of our lenders required us to escrow for the renovations on the hotels that secure the lending. As of December 31, 2004, $8.7 million was held in escrow related to deposits we made during the year on hotel property acquisitions.

For the year ended December 31, 2004, net cash provided by financing activities was $297.9 million. Proceeds from the issuance of long-term debt were $332.6, including the issuance of $282.6 million of fixed rate debt with average maturities of approximately seven years and an average interest rate of 6.5%. In addition to this fixed rate long-term debt, we completed a $100 million variable rate term loan facility, of which $50 million had been drawn down by December 31, 2004. We used $18.1 million to make principal payments on our long-term debt, including $16.9 million related to the refinancing of the mortgage debt on the Hilton Tampa Westshore hotel. We used $8.8 million to pay dividends to common stockholders that were declared in June and September 2004.

As of December 31, 2004, we had cash and cash equivalents of $75.5 million and $40 million of borrowing capacity under the term loan facility. An additional $10 million will become available under the term loan facility once the seven hotel properties that secure the facility have exceeded a debt service coverage ratio set forth in the facility agreement. In addition, we may raise up to $500 million through the sale of equity securities pursuant to our effective shelf registration statement with the Securities and Exchange Commission.

On February 4, 2005, we used approximately $18 million to acquire the 196-room Sheraton Annapolis hotel in Annapolis, Maryland. We intend to invest our remaining cash and cash equivalents and additional capacity under the term loan facility in hotel properties, either through planned renovations or new hotel acquisitions.

Capital Expenditures

We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed upon requirements in our management agreements. The cost of all such routine maintenance, repairs and alterations will be paid out of a property improvement fund, which will be funded by a portion of hotel gross revenues. Routine repairs and maintenance will be administered by the management companies. However, we have approval rights over capital expenditures. A number of hotel properties have begun or are beginning major renovation projects, including the Plaza San Antonio Marriott hotel, the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, and the Radisson Mount Laurel hotel. We expect to spend approximately $52 million on the renovations, of which approximately $27.5 million will be funded from restricted cash. We expect that the majority of cash will be committed or spent by the end of the third quarter 2005.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$5,768	$191	$383	$267	$4,927
Mortgage loans, including interest	375,770	20,864	42,935	51,479	260,492
Mezzanine loan, including interest	38,577	2,411	4,822	4,822	26,522
Term loan facility, including interest(2)	57,710	2,570	55,140	—	—

	$477,825	$26,036	$103,280	$56,568	$291,941

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.
(2)	Assumes no additional borrowings under the term loan facility and interest payments based on the interest rate in effect as of December 31, 2004.

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

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our financial statements:

Investment in Hotel Properties—Investments in hotel properties are stated at acquisition cost (except where interests are acquired from Barceló Crestline) and allocated to land, property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using cost segregation studies performed by management and independent third parties. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and three to ten years for furniture and equipment. Identifiable intangible assets are typically contracts, including lease, management and franchise agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contract. Contracts acquired which are at market do not have significant value. An existing management or franchise agreement is typically terminated at the time of acquisition and a new agreement is entered into based on then current market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2004. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R will be effective as of July 1, 2005. Since we currently use the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R is not expected to have a material effect on our results of operations, financial position, or cash flows.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

We are not significantly exposed to interest rate risk. As of December 31, 2004, $281.6 million or 82% of our $343.1 million of long-term debt was fixed. Another $11.5 million was effectively fixed, as a result of an interest rate swap that fixed the interest rate on one of our mortgage loans at 7.34%. The remaining $50 million of our long-term debt was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $10 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.5 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.5 million annually. This assumes that the amount outstanding under our term loan facility remains at $50 million, the balance at December 31, 2004.

Item 8.    Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure that material information relating to Highland Hospitality Corporation, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of Highland Hospitality Corporation have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

Changes in Internal Controls—No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Item 9b.    Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10.    Directors and Executive Officers of the Registrant

Information on our directors is incorporated by reference to our 2005 proxy statement. Information on our executive officers is included under the heading “Executive Officers” on page 10 of this report.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2005 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this item is incorporated by reference to our 2005 proxy statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2005 proxy statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2005 proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-26.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-27:

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3.1	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.1*	Highland Hospitality Corporation 2003 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.2.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.3.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.3.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.4.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.4.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.5.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.5.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.6	Strategic Alliance Agreement dated September 4, 2003 among Highland Hospitality Corporation, Highland Hospitality, L.P. and Barceló Crestline Corporation (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.7	Contribution Agreement dated September 4, 2003 by and among CCGP Sugar Land Corporation, CCLP Sugar Land Corporation, Barceló Crestline Corporation and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

Exhibit Number	Description of Exhibit
10.8	Contribution Agreement dated September 4, 2003 by and between A/H Hotel, L.L.C. and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.9	Form of Lease with taxable REIT subsidiaries (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.10	Warrant Agreement between Friedman, Billings, Ramsey & Co., Inc. and Highland Hospitality Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.11	Registration Rights Agreement dated November 6, 2003 by and between Highland Hospitality Corporation and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.12	Registration Rights Agreement between Highland Hospitality Corporation and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.13	Loan Agreement, dated July 9, 2004, between HH Savannah LLC, HH Baltimore Holdings LLC, Portsmouth Hotel Associates, LLC and Column Financial, Inc., an affiliate of Credit Suisse First Boston (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.14	Loan Agreement, dated August 19, 2004, between HH FP Portfolio Holding LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.15	Loan Agreement, dated August 19, 2004, between HH FP Portfolio LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16	Deed of Trust and Security Agreement, dated September 9, 2004, between HH DFW Hotel Associates, L.P. and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17	Loan Agreement, dated December 22, 2004, between HH LC Portfolio LLC, HH Texas Hotel Associates, L.P., Wells Fargo Bank, N.A., and PNC Bank, N.A.

10.18	Summary of Non-Employee Director Compensation

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries of Highland Hospitality Corporation

23.1	Consent of KPMG LLP

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or other compensatory plan or arrangement.

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

Signature	Title	Date
/s/ BRUCE D. WARDINSKI Bruce D. Wardinski	Chairman of the Board of Directors	March 15, 2005

/s/ JAMES L. FRANCIS James L. Francis	President, Chief Executive Officer, and Director	March 15, 2005

/s/ DOUGLAS W. VICARI Douglas W. Vicari	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ FRANCISCO L. BORGES Francisco L. Borges	Director	March 15, 2005

/s/ W. REEDER GLASS W. Reeder Glass	Director	March 15, 2005

/s/ THOMAS A. NATELLI Thomas A. Natelli	Director	March 15, 2005

/s/ MARGARET A. SHEEHAN Margaret A. Sheehan	Director	March 15, 2005

/s/ WILLIAM L. WILSON William L. Wilson	Director	March 15, 2005

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

INDEX TO FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Balance Sheets for Highland Hospitality Corporation as of December 31, 2004 and 2003	F-5

Statements of Operations for Highland Hospitality Corporation for the year ended December 31, 2004 and the period from December 19, 2003 to December 31, 2003, and for the Predecessor for the period from January 1, 2003 to December 18, 2003 and the year ended December 31, 2002

F-6

Statements of Stockholders’ Equity for Highland Hospitality Corporation for the year ended December 31, 2004 and the period from December 19, 2003 to December 31, 2003, and Statements of Owners’ Equity for the Predecessor for the period from January 1, 2003 to December 18, 2003 and the year ended December 31, 2002

F-7

Statements of Cash Flows for Highland Hospitality Corporation for the year ended December 31, 2004 and the period from December 19, 2003 to December 31, 2003, and for the Predecessor for the period from January 1, 2003 to December 18, 2003 and the year ended December 31, 2002

F-8

Notes to Financial Statements	F-9

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004	F-27

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Highland Hospitality Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an audit report on management’s assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Highland Hospitality Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Highland Hospitality Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Highland Hospitality Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Highland Hospitality Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Highland Hospitality Corporation and subsidiaries (Successor) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from December 19, 2003 to December 31, 2003 (Successor periods), and the related statements of operations, owners’ equity, and cash flows for the period from January 1, 2003 to December 18, 2003 and the year ended December 31, 2002 (Predecessor periods), and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia

March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Highland Hospitality Corporation:

We have audited the accompanying consolidated balance sheets of Highland Hospitality Corporation and subsidiaries (Successor) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from December 19, 2003 to December 31, 2003 (Successor periods), and the related statements of operations, owners’ equity, and cash flows for the period from January 1, 2003 to December 18, 2003 and the year ended December 31, 2002 (Predecessor periods). In connection with our audit of the consolidated financial statements of the Successor, we have also audited the related financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Highland Hospitality Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the aforementioned Predecessor financial statements present fairly, in all material respects, the results of its operations and its cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Highland Hospitality Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 14, 2005

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Investment in hotel properties, net	$578,715	$147,562
Asset held for sale	3,000	—
Deposits on hotel property acquisitions	8,714	—
Cash and cash equivalents	75,481	225,630
Restricted cash	38,710	—
Accounts receivable, net of allowance for doubtful accounts of $133 and $18 at December 31, 2004 and 2003, respectively	7,010	2,917
Prepaid expenses and other assets	8,279	3,379
Deferred financing costs, net of accumulated amortization of $191 at December 31, 2004	4,732	—

Total assets	$724,641	$379,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$342,854	$—
Accounts payable and accrued expenses	17,140	6,936
Payable to affiliates	—	8,832
Dividends/distributions payable	5,726	—
Other liabilities	3,122	—

Total liabilities	368,842	15,768

Minority interest in operating partnership	8,321	8,457
Commitments and contingencies (Note 14)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued at December 31, 2004 and 2003	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 40,002,011 shares and 39,882,500 shares issued at December 31, 2004 and 2003, respectively	400	399
Additional paid-in capital	366,856	365,454
Treasury stock, at cost; 71,242 shares at December 31, 2004	(801)	—
Unearned compensation	(6,182)	(7,917)
Cumulative dividends in excess of net income	(12,795)	(2,673)

Total stockholders’ equity	347,478	355,263

Total liabilities and stockholders’ equity	$724,641	$379,488

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND PREDECESSOR STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Highland Hospitality Year Ended December 31, 2004	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31, 2002
REVENUE
Rooms	$85,389	$348	$5,874	$6,083
Food and beverage	42,193	311	4,494	4,523
Other	5,429	24	288	275

Total revenue	133,011	683	10,656	10,881

EXPENSES
Hotel operating expenses:
Rooms	20,013	89	1,312	1,407
Food and beverage	30,402	310	3,330	3,428
Other direct	3,134	20	142	187
Indirect	47,857	341	4,326	4,160

Total hotel operating expenses	101,406	760	9,110	9,182
Depreciation and amortization	11,564	108	670	679
Corporate general and administrative:
Stock-based compensation	3,122	637	—	—
Start-up costs	—	1,951	—	—
Other	6,414	306	—	—

Total operating expenses	122,506	3,762	9,780	9,861

Operating income	10,505	(3,079)	876	1,020
Interest income	1,206	65	4	17
Interest expense	8,413	—	987	967

Income (loss) before minority interest in operating partnership and income taxes	3,298	(3,014)	(107)	70
Minority interest in operating partnership	(102)	64	—	—
Income tax benefit	1,070	277	—	—

Net income (loss)	$4,266	$(2,673)	$(107)	$70

Earnings (loss) per share:
Basic	$.10	$(.07)
Diluted	$.10	$(.07)

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND PREDECESSOR STATEMENTS OF OWNERS’ EQUITY

(in thousands, except share data)

	Common Stock				Additional Paid-In Capital	Unearned Compensation	Cumulative Dividends in Excess of Net Income	Owners’ Equity	Total
	Issued		Treasury
	Shares	Amount	Shares	Amount
The Predecessor:
Balances at December 31, 2001	—	$—	—	$—	$—	$—	$—	$780	$780
Net income	—	—	—	—	—	—	—	70	70
Distributions to owners	—	—	—	—	—	—	—	(200)	(200)

Balances at December 31, 2002	—	—	—	—	—	—	—	650	650
Net loss	—	—	—	—	—	—	—	(107)	(107)
Distributions to owners	—	—	—	—	—	—	—	(389)	(389)

Balances at December 18, 2003	—	$—	—	$—	$—	$—	$—	$154	$154

Highland Hospitality:
Formation transactions on December 19, 2003:
Sale of common stock in connection with initial public offering, less underwriters’ fees of $21,000	30,000,000	$300	—	$—	$278,700	$—	$—	$—	$279,000
Issuance costs incurred related to initial public offering	—	—	—	—	(2,062)	—	—	—	(2,062)
Sale of common stock in private transactions	4,550,000	46	—	—	42,269	—	—	—	42,315
Employee and director non-cash compensation	—	—	—	—	1,221	—	—	—	1,221
Issuance of unrestricted common stock to directors	30,000	—	—	—	300	—	—	—	300
Issuance of restricted common stock to director	175,000	2	—	—	1,748	(1,750)	—	—	—
Issuance of restricted common stock to employees	627,500	6	—	—	6,269	(6,275)	—	—	—
Establish minority interest in operating partnership	—	—	—	—	(4,796)	—	—	—	(4,796)

Balances at December 19, 2003	35,382,500	354	—	—	323,649	(8,025)	—	—	315,978
Sale of common stock in connection with underwriters’ over-allotment, less underwriters’ fees of $3,150	4,500,000	45	—	—	41,805	—	—	—	41,850
Amortization of unearned compensation	—	—	—	—	—	108	—	—	108
Net loss	—	—	—	—	—	—	(2,673)	—	(2,673)

Balances at December 31, 2003	39,882,500	399	—	—	365,454	(7,917)	(2,673)	—	355,263
Issuance of restricted common stock to employees	107,511	1	—	—	1,257	(1,258)	—	—	—
Issuance of unrestricted common stock to directors	12,000	—	—	—	129	—	—	—	129
Purchase of treasury stock	—	—	(71,242)	(801)	—	—	—	—	(801)
Amortization of unearned compensation	—	—	—	—	—	2,993	—	—	2,993
Adjustments to minority interest in operating partnership related to issuance of restricted and unrestricted common stock and LP units and purchase of treasury stock	—	—	—	—	16	—	—	—	16
Declaration of dividends on common stock	—	—	—	—	—	—	(14,388)	—	(14,388)
Net income	—	—	—	—	—	—	4,266	—	4,266

Balances at December 31, 2004	40,002,011	$400	(71,242)	$(801)	$366,856	$(6,182)	$(12,795)	$—	$347,478

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

AND PREDECESSOR STATEMENTS OF CASH FLOWS

(in thousands)

	Highland Hospitality Year Ended December 31, 2004	Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss)	$4,266	$(2,673)	$(107)	$70
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,564	108	670	679
Amortization of deferred financing costs	191	—	124	36
Amortization of discount on mortgage loan	30	—	—	—
Change in fair value of interest rate swap	(178)	—	—	—
Minority interest in income of operating partnership	102	(64)	—	—
Stock-based compensation	3,122	637	—	—
Non-cash start-up costs	—	993	—	—
Changes in assets and liabilities:
Accounts receivable, net	1,304	(78)	(576)	138
Prepaid expenses and other assets	(4,066)	(1,054)	(2)	(41)
Accounts payable and accrued expenses	7,593	1,395	(198)	(2)
Payable to affiliates	(1,319)	1,304	—	—

Net cash provided by (used in) operating activities	22,609	568	(89)	880

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(416,743)	(137,934)	—	—
Deposits on hotel property acquisitions	(8,670)	—	—	—
Improvements and additions to hotel properties	(6,688)	—	(248)	(43)
Change in restricted cash	(38,516)	—	(148)	(56)

Net cash used in investing activities	(470,617)	(137,934)	(396)	(99)

Cash flows from financing activities:
Proceeds from sale of common stock	—	363,165	—	—
Payment of issuance costs related to sale of common stock	(1,893)	(169)	—	—
Purchase of treasury stock	(801)	—	—	—
Proceeds from issuance of long-term debt	332,600	—	—	—
Principal payments on long-term debt	(18,114)	—	(166)	(97)
Payment of deferred financing costs	(4,923)	—	—	—
Payment of dividends to stockholders	(8,798)	—	—	—
Payment of distributions to minority interests	(212)	—	—	—
Distributions to owners	—	—	(389)	(200)

Net cash provided by (used in) financing activities	297,859	362,996	(555)	(297)

Net increase (decrease) in cash	(150,149)	225,630	(1,040)	484
Cash and cash equivalents, beginning of period	225,630	—	1,719	1,235

Cash and cash equivalents, end of period	$75,481	$225,630	$679	$1,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,019	$—	$821	$931
Assumption of mortgage loans related to hotel acquisitions	28,343	—	—	—
Assumption of interest rate swap related to hotel acquisition	948	—	—	—
Issuance of operating partnership units in exchange for equity interests	125	3,725	—	—
Issuance of restricted common stock to employees	1,258	6,275	—	—
Issuance of restricted common stock to director	—	1,750	—	—
Issuance of unrestricted common stock to directors	129	300	—	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently consummated the acquisition of three hotel properties (“initial properties”).

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

Since the IPO and the acquisition of the initial properties on December 19, 2003, the Operating Partnership has acquired 14 hotel properties (two in December 2003 and 12 in 2004) for an aggregate purchase price of approximately $523.5 million, including the assumption of mortgage debt of approximately $28.3 million. As of December 31, 2004, the Company owned 17 hotel properties.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned approximately 98% by the Company and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The Company’s consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation beginning with its commencement of operations on December 19, 2003. Prior to December 19, 2003, this report includes the financial statements of Portsmouth Hotel Associates, LLC (“PHA”), which was one of the three entities acquired by the Company concurrent with the completion of the IPO on December 19, 2003. PHA was owned 66.7% by Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of the Company’s formation and IPO. PHA is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the period from January 1, 2003 through December 18, 2003 and the year ended December 31, 2002, include the operations of PHA on its historical cost basis.

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

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. Carrying values reported in the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value reported in the consolidated balance sheet for long-term debt approximates fair value as a result of all having recently been issued or assumed and recorded at fair value at that time.

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the year ended December 31, 2004.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock—The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements—Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R will be effective as of July 1, 2005. Since the Company currently uses the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

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

PHA has an agreement with the Industrial Development Authority of the City of Portsmouth to lease the 249-room Portsmouth Renaissance hotel and adjoining conference center located in Portsmouth, Virginia for an initial term of 50 years ending May 2049, with four ten-year renewal options and one nine-year renewal option. PHA was acquired for approximately $13.0 million, which included the repayment of a mortgage loan which encumbered the hotel property of approximately $11.9 million and the issuance of 344,152 and 185,483 Operating Partnership units to Barceló Crestline and the third-party member, respectively, valued at approximately $1.1 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

A/H-BCC Virginia Beach Hotel, LLC, which owned the 176-room Hilton Garden Inn Virginia Beach Town Center hotel located in Virginia Beach, Virginia, was acquired for approximately $20.0 million, which included

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

the repayment of a construction loan which encumbered the hotel property of approximately $17.5 million and the issuance of 142,688 Operating Partnership units to both Barceló Crestline and the third-party member, valued at approximately $2.5 million. In addition, the Company has agreed to pay the third-party member additional purchase consideration if the Hilton Garden Inn Virginia Beach Town Center hotel exceeds certain agreed-upon operating results during the second 12-month period or third 12-month period following the opening date of the hotel. The additional purchase consideration will be paid in the form of Operating Partnership units equal to the amount of the additional purchase consideration divided by the average closing price of the Company’s common stock for the ten trading days immediately preceding the calculation date. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

Sugar Land Hotel Associates, L.P., which owned the 300-room Sugar Land Marriott hotel located in Sugar Land, Texas, was acquired for approximately $32.6 million, which included the repayment of a construction loan which encumbered the hotel property and a mezzanine loan in an aggregate amount of approximately $29.7 million, and the issuance of 43,010 and 109,190 Operating Partnership units to Barceló Crestline and the third-party member, respectively, valued at approximately $0.3 million. Sugar Land Hotel Associates, L.P. also had an agreement with the Sugar Land Development Authority to lease a conference center and parking facility adjoining the Sugar Land Marriott hotel for a term of 99 years ending October 2102. In addition, the Company has agreed to pay Barceló Crestline up to $1.8 million as additional purchase consideration if the Sugar Land Marriott hotel exceeds certain agreed-upon operating results over the 36-month period following the Company’s acquisition of the hotel. The additional purchase consideration will be paid in the form of Operating Partnership units equal to the amount of the additional purchase consideration divided by the average closing price of the Company’s common stock for the twenty trading days immediately prior to the end of the 36-month period. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

On December 29, 2003, the Company acquired the 252-room Plaza San Antonio Marriott hotel located in San Antonio, Texas for approximately $32.7 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

On December 30, 2003, the Company acquired the 347-room Hyatt Regency Savannah hotel located in Savannah, Georgia for approximately $49.2 million. The Company assumed the existing long-term agreement with Hyatt Corporation to manage the hotel property.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company entered into long-term agreements with Crestline Hotels & Resorts, Inc. to manage the Hilton Parsippany hotel and the Crowne Plaza Atlanta-Ravinia hotel. The Company converted the Wyndham Wind Watch hotel to the Hyatt Regency brand and entered into a long-term agreement with Hyatt Corporation to manage the hotel property. The Company converted the Tremont Boston hotel to the Courtyard brand and entered into a long-term agreement with Marriott International, Inc. to manage the hotel property.

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

The combined allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	2004 Acquisitions	2003 Acquisitions
Land and land improvements	$54,918	$12,396
Buildings and leasehold improvements	364,544	126,460
Furniture, fixtures and equipment	16,503	11,092
Accumulated depreciation and amortization	—	(2,350)
Asset held for sale	3,000	—
Cash	232	898
Restricted cash	194	—
Accounts receivable, net	5,392	2,839
Prepaid assets and other assets	2,174	707
Accounts payable and accrued expenses	(3,724)	(4,509)
Other liabilities	(2,598)	—
Mortgage loans	(28,343)	—

Net assets acquired	$412,292	$147,533

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the years ended December 31, 2004 and 2003 as if the 12 hotel acquisitions that occurred in 2004, as well as the five hotel property acquisitions that occurred in December 2003, had taken place on January 1, 2003. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2003, or of future results of operations. No pro forma adjustments have been made for the Hilton Tampa Westshore hotel or the Hilton Garden Inn BWI Airport hotel for the year ended December 31, 2004, as the acquisitions occurred near the beginning of the year (in thousands, except per share data).

	(unaudited) Year Ended December 31,
	2004	2003(1)(2)
Total revenue	$216,536	$201,029
Total operating expenses	190,218	184,649
Operating income	26,318	16,380
Net income (loss)	8,624	(3,400)
Earnings (loss) per share:
Basic and diluted	.22	(.09)

(1)	The Sugar Land Marriott hotel and Hilton Garden Inn Virginia Beach hotel did not open for business until October 2003 and November 2003, respectively. Included in the pro forma results for the year ended December 31, 2003 related to these two hotels was pre-opening expenses of approximately $2.3 million.
(2)	Included in the pro forma results for the year ended December 31, 2003 was approximately $2 million of start-up costs.

On June 30, 2004, the Company signed a definitive agreement with a hotel developer to purchase upon completion the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland. The purchase price for the hotel property is $29 million. The Company was required to deposit $8 million in an escrow account, which amount will be credited against the purchase price at closing or returned to the Company should the hotel developer fail to satisfy its obligations pursuant to the definitive agreement. Construction of the hotel is scheduled to be completed at the beginning of 2006.

4.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Land and land improvements	$67,314	$12,396
Buildings and leasehold improvements	491,537	126,287
Furniture, fixtures and equipment	29,336	11,265
Construction-in-progress	4,550	72

	592,737	150,020
Less: accumulated depreciation and amortization	(14,022)	(2,458)

	$578,715	$147,562

5.	Asset Held For Sale

In connection with the acquisition of the Hyatt Regency Wind Watch Long Island hotel, the Company assumed a definitive agreement to sell a parcel of vacant land, which is adjacent to the hotel, for $3.0 million.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The proceeds, less brokerage commissions and other transaction costs, from the sale will be split evenly between the Company and the seller of the Hyatt Regency Wind Watch Long Island hotel. As of December 31, 2004, included in other liabilities in the consolidated balance sheet was approximately $1.4 million, which is an estimate of the amount due to the seller.

6.	Long-Term Debt

Highland Hospitality—On January 8, 2004, in connection with the Hilton Tampa Westshore hotel acquisition, the Company assumed a $17 million mortgage loan that encumbered the hotel property. The loan bore a fixed annual interest rate of 7.9% and was scheduled to mature on July 1, 2005. On December 1, 2004, the Company refinanced the assumed loan with a $17.6 million mortgage loan. The new mortgage loan bears a fixed annual interest rate of 5.7% and matures on December 1, 2014. Principal payments commenced in December 2004 and are based on a 30-year amortization period. In addition, the loan agreement contains a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel property if net cash flow, as defined, for the trailing twelve months declines below a specified level.

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

On August 19, 2004, in connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, the Company completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The $135 million mortgage loan is secured by the four hotel properties. The $25 million mezzanine loan is secured by equity interests in the Company’s subsidiary that is the borrower under the $135 million mortgage loan. The financing bears interest at a fixed, annual, blended rate of 6.65% and matures on September 1, 2011. Principal payments commenced in September 2004 and are based on a 25-year amortization period. The loan agreements contain standard provisions that require the loan servicer to maintain escrow accounts over the terms of the loans for certain items, including hotel capital improvements and real estate taxes. In addition, the loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing twelve months declines below a specified level.

On September 9, 2004, the Company completed a $38 million financing, secured by the Dallas/Fort Worth Airport Marriott hotel. The loan bears a fixed annual interest rate of 5.8% and matures on October 1, 2011. Principal payments commenced in October 2004 and are based on a 25-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

On September 17, 2004, in connection with the Courtyard Denver Airport hotel acquisition, the Company assumed an $11.3 million, net of discount of $0.3 million, mortgage loan that encumbers the hotel property. The loan bears an interest rate of LIBOR, plus 1.75%, and matures on November 1, 2008. The loan agreement

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

provides for monthly principal and interest payments, with principal payments being based on a 20-year amortization period. The Company also assumed an interest rate swap agreement that fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

On December 22, 2004, the Company completed a $100 million term loan facility. The facility is secured by the following seven hotel properties: the Sugar Land Marriott hotel and conference center, the Hilton Garden Inn Virginia Beach Town Center hotel, the Plaza San Antonio Marriott hotel, the Radisson Mount Laurel hotel, the Omaha Marriott hotel, the Residence Inn Tampa Downtown hotel, and the Courtyard Savannah Historic District hotel. The Company is currently entitled to borrow up to $90 million under the facility. An additional $10 million will become available once the seven hotel properties have exceeded a debt service coverage ratio set forth in the facility agreement. In addition, the facility could be increased up to a maximum borrowing of $150 million should the Company elect to pledge other unencumbered hotel properties to secure the facility. The facility matures on December 21, 2007 and has a one-year extension option. The facility bears interest at the Company’s election of either (a) LIBOR, plus 2.5%, or (b) the greater of (i) the prime rate, plus 0.5% and (ii) the federal funds rate, plus 1.5%. The facility agreement contains a financial covenant that requires the Company to maintain a specified debt service coverage ratio for the seven hotel properties. As of December 31, 2004, the Company had drawn down $50 million under the facility.

As of December 31, 2004, the Company was in compliance with the financial covenants set forth in its loan agreements. The following details the Company’s long-term debt as of December 31, 2004 (in thousands):

	Encumbered Hotels	Interest Rate		Maturity	Principal Balance December 31, 2004
Mortgage loan	3 hotels	6.47%	Fixed	July 2011	$67,000
Mortgage loan (1)	4 hotels	6.00%	Fixed	September 2011	134,266
Mortgage loan	1 hotel	5.80%	Fixed	October 2011	37,830
Mortgage loan (2)	1 hotel	LIBOR + 1.75%	Variable	November 2008	11,531
Mortgage loan	1 hotel	5.70%	Fixed	December 2014	17,584
Mezzanine loan (1)	None	10.14%	Fixed	September 2011	24,920
Term loan facility	7 hotels	LIBOR + 2.50%	Variable	December 2007	50,000

					343,131
Unamortized discount					(277)

					$342,854

(1)	The Company issued this mortgage loan and mezzanine loan in conjunction with the acquisition of a four-hotel portfolio. The financing bears interest at a fixed, annual, blended rated of 6.65%.
(2)	The Company assumed this mortgage loan along with an interest rate swap (see Note 7) that fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

As of December 31, 2004, the Company’s weighted average interest rate on its long-term debt was 6.3%. Future scheduled principal payments of debt obligations as of December 31, 2004 are as follows (in thousands):

Year	Amounts
2005	$4,177
2006	5,113
2007	55,458
2008	15,712
2009	5,734
Thereafter	256,937

$343,131

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Predecessor—On May 24, 1999, PHA obtained a mortgage loan in the amount of $12.6 million to fund the construction of leasehold improvements at the Portsmouth Renaissance hotel. The loan was secured by the Portsmouth Renaissance hotel and its maturity date was June 1, 2006. Loan principal and interest payments were due monthly, with principal payments commencing on July 1, 2002 and interest payments commencing on July 1, 1999. Interest was based on a variable rate equal to the six-month LIBOR rate as of the first day of every six-month period plus 3.5% through June 1, 2002. Subsequent to June 1, 2002, interest was based on a variable rate equal to the six-month LIBOR rate as of the first day of every six-month period plus 3.25%. At no time could the interest rate be less than 7%, and during any six-month interest period, the interest rate could not be adjusted by more than 1%. PHA recorded deferred financing costs of approximately $0.3 million related to obtaining the mortgage loan.

On December 19, 2003, in connection with the Company’s acquisition of the equity interests in PHA, the outstanding loan balance of approximately $11.9 million was repaid in full. The remaining unamortized deferred financing costs at that time were written off and are included in interest expense in the predecessor statements of operations.

7.	Derivative Instrument

On September 17, 2004, in connection with the Courtyard Denver Airport hotel acquisition, the Company assumed an interest rate swap agreement that fixes the interest rate on a related assumed mortgage loan to an annual rate of 7.34%. The swap agreement terminates on November 1, 2008 and has an adjusting notional amount equal to the outstanding loan principal balance. The fair value of the interest rate swap of $0.9 million was recorded in other liabilities in the consolidated balance sheet. As the interest rate swap was not designated as a hedge, the change in fair value each period is recorded in interest expense in the consolidated statement of operations. As of December 31, 2004, the Company had no other derivative instruments.

8.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31, 2004	Period From December 19, 2003 to December 31, 2003
Numerator:
Net income (loss)	$4,266	$(2,673)
Less: dividends on unvested restricted common stock	(288)	—

Net income (loss) after dividends on unvested restricted common stock	$3,978	$(2,673)

Denominator:
Weighted average number of common shares outstanding—basic	39,093,691	36,656,923
Effect of dilutive securities:
Unvested restricted common stock	215,541	—
Warrants	91,964	—

Weighted average number of common shares outstanding—diluted	39,401,196	36,656,923

Earnings (loss) per share:
Basic	$.10	$(.07)
Diluted	$.10	$(.07)

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.	Cash Distributions

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

On December 15, 2004, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of December 31, 2004. The cash distribution of $0.14 per common share and partnership unit was paid on January 14, 2005.

10.	Capital Stock

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

On December 19, 2003, the Company completed its IPO and sold 30,000,000 shares of common stock at a price of $10 per share, resulting in gross proceeds of $300 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $277 million. Concurrent with the IPO, the Company sold in private placement transactions an aggregate of 4,550,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share. The proceeds generated from the private placement transactions were approximately $42.3 million. On December 26, 2003, the Company sold an additional 4,500,000 shares of common stock at a price of $9.30 per share, net of the underwriting discount, as a result of the exercise of the underwriters’ over-allotment option, resulting in additional net proceeds of approximately $41.9 million. The total net proceeds generated from the IPO, the private placement transactions, and the exercise of the underwriters’ over-allotment was approximately $361.2 million.

For the period from December 19, 2003 through December 31, 2003 and the year ended December 31, 2004, the Company issued 832,500 shares and 119,511 shares, respectively, of common stock to its employees and directors. As of December 31, 2004, the Company had 39,930,769 shares of common stock outstanding.

Treasury Stock—In December 2004, the Company purchased 71,242 shares of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

Warrants—In connection with the IPO, the Company granted to its underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. The Company has reserved 888,488 shares of common stock for issuance upon exercise of the warrants.

Preferred Shares—The Company is authorized to issue up to 100,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2004, there were no shares of preferred stock outstanding.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for shares of the Company’s common stock on a one-for-one basis or, at the option of the Company, cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2004, the total number of Operating Partnership units outstanding was 967,211.

Universal Shelf—On December 16, 2004, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to register equity securities with a maximum aggregate offering price of up to $500 million. The registration statement was declared effective by the Securities and Exchange Commission on December 30, 2004.

11.	Stock Incentive Plan

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

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of December 31, 2004, no stock options had been granted under the Plan.

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

During the year ended December 31, 2004, the Company issued 107,500 shares of restricted common stock to certain employees, which did not require payments by the employees. Subject to continued employment with

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Company, the restrictions on the employees’ shares lapse at the rate of one-third of the number of restricted shares per year commencing on the first anniversary of their issuance. The Company recorded unearned compensation of approximately $1.3 million and is amortizing the unearned compensation over the 36-month period commencing on the date of the issuance. Also during the year ended December 31, 2004, the Company’s directors were issued 12,000 shares of unrestricted common stock, which did not require payments by the directors and vested immediately.

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares and covered by stock appreciation rights is 2,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are issued under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of December 31, 2004, 1,049,989 shares of common stock were reserved and available for distribution under the Plan.

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

12.	Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income (excluding net capital gains) to its stockholders. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to HHC TRS, the Company’s wholly-owned taxable REIT subsidiary. HHC TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal, state and local income taxes.

The components of income tax benefit for the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003 are as follows (in thousands):

	Year Ended December 31, 2004	Period From December 19, 2003 to December 31, 2003
Deferred:
Federal	$(901)	$(238)
State	(169)	(39)

Income tax benefit	$(1,070)	$(277)

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31, 2004	Period From December 19, 2003 to December 31, 2003
Statutory federal income tax expense (benefit)	$1,121	$(1,025)
Effect of non-taxable REIT loss (income)	(2,079)	675
State income tax expense (benefit), net of federal benefit	(112)	(26)
Effect of non-deductible start-up costs	—	99

Income tax expense (benefit)	$(1,070)	$(277)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Employee-related compensation	$113	$34
Start-up costs	86	109
Net operating loss carryforwards	1,513	219
Other	14	—

	1,726	362

Deferred tax liability:
Investment in hotel properties	474	180

	474	180

Net deferred tax asset	$1,252	$182

As of December 31, 2004, the Company had a net deferred tax asset of $1.3 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. The Company believes that it is more likely than not that HHC TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at December 31, 2004.

PHA operated as a limited liability company and, as a result, was not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

13.	Related-Party Transactions

The third-party member, other than Barceló Crestline, of PHA and Sugar Land Hotel Associates, L.P. was the developer of the Sugar Land Marriott hotel. The Company issued 294,673 Operating Partnership units to the third-party member in exchange for its equity interests in the two entities. As of December 31, 2003, included in payable to affiliates in the consolidated balance sheet was approximately $2.6 million for construction costs related to the Sugar Land Marriott hotel.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, Barceló Crestline, which was the sponsor of the Company’s formation and IPO, owned approximately 3% of Company’s outstanding common stock and 529,850 Operating Partnership units. The following is a summary of the transactions between the Company and Barceló Crestline:

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

Strategic Alliance Agreement—On December 19, 2003, the Company entered into a seven-year strategic alliance agreement with Barceló Crestline pursuant to which (i) Barceló Crestline agrees to refer to the Company (on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries other than opportunities that primarily relate to third-party management arrangements offered to Barceló Crestline, and (ii) the Company agrees to offer Barceló Crestline or its subsidiaries the right to manage hotel properties that the Company acquires in the United States, unless (a) a majority of the Company’s independent directors in good faith concludes for valid business reasons that another management company should manage the acquired hotel, or (b) the hotel is encumbered by a management agreement that would extend beyond the date of the Company’s acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee).

Management Agreements—As of December 31, 2004, nine of the Company’s 17 hotels operated pursuant to management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 11% of the Company’s investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003, the Company paid Crestline Hotels & Resorts approximately $1.6 million and $0.01 million, respectively, in management fees. For the period from January 1, 2003 through December 18, 2003 and the year ended December 31, 2002, PHA paid Crestline Hotels & Resorts approximately $0.3 million and $0.3 million, respectively, in management fees.

Transactions with Chairman of the Board of Directors—The Company’s chairman of the board of directors, who is also Barceló Crestline’s president and chief executive officer, acquired 300,000 shares of common stock at a price per share equal to the IPO price, less an amount equal to the underwriting discount of $0.70 per share,

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Overhead and Cost-sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the year ended December 31, 2004, the Company paid Barceló Crestline approximately $0.3 million under this arrangement.

14.	Commitments and Contingencies

Ground and Building Leases—The Company leases the Portsmouth Renaissance hotel and adjoining conference center from the Industrial Development Authority of the City of Portsmouth pursuant to two separate lease agreements, each for an initial term of 50 years ending May 2049, with four ten-year renewal options and one nine-year renewal option. Base rent under the hotel lease is $50,000 per year. Annual percentage rent is equal to 100% of available net cash flow after payment of all hotel operating expenses, the base rent, real estate and property taxes, insurance and a cumulative priority annual return to the lessee of approximately $2 million, up to $0.2 million, then 50% of any remaining net cash flow until the landlord has been paid percentage (and additional) rent of $10 million in aggregate, and thereafter 10% of net cash flow annually. If the Company sells or assigns the hotel lease to an unrelated party, an additional rent payment equal to 50% of the net sales proceeds in excess of the Company’s capital investment in the hotel and unpaid annual return of 15% on the investment will be due.

Annual rent under the conference center lease is equal to the lesser of $75,000 per year or the maximum amount of rent allowable under tax regulations so as to preserve the tax-exempt status of the Portsmouth Industrial Development Authority bonds issued in connection with the hotel and conference center.

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

Management Agreements—As of December 31, 2004, the Company’s hotel properties operated pursuant to long-term agreements with five management companies, including Crestline Hotels & Resorts, Inc. (9 hotels), Marriott International, Inc. (3 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), and Sage Hospitality Resources (1 hotel). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee, if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Franchise Agreements—As of December 31, 2004, 12 of the Company’s 17 hotel properties operated pursuant to franchise agreements from national hotel companies. The Company’s other five hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Courtyard Boston Tremont hotel, and the Courtyard Denver Airport hotel, are managed by Hyatt Corporation or Marriott International, Inc. The management agreements for these five hotel properties allow the hotel property to operate under the respective brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels.

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

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

15.	Quarterly Operating Results (Unaudited)

	Highland Hospitality Quarter Ended - 2004
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$18,734	$25,254	$36,014	$53,009
Total operating expenses	18,732	23,028	33,223	47,523
Operating income	2	2,226	2,791	5,486
Net income	600	2,158	569	939
Earnings per share:
Basic	.02	.05	.01	.02
Diluted	.01	.05	.01	.02

	The Predecessor				Highland Hospitality Period From December 19, 2003 to December 31, 2003
	Quarter Ended - 2003			Period From October 1, 2003 to December 18, 2003
	March 31	June 30	September 30
	(in thousands, except per share data)
Total revenue	$2,039	$2,909	$2,553	$3,155	$683
Total operating expenses	2,373	2,243	2,414	2,750	3,762
Operating income (loss)	(334)	666	139	405	(3,079)
Net income (loss)	(554)	445	(83)	85	(2,673)
Loss per share:
Basic and diluted					(.07)

16.	Subsequent Event

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.5 million. The entity selling the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A., which is the parent company of Barceló Crestline, which sponsored the Company’s formation and IPO. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2004

(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Portsmouth Renaissance Portsmouth, Virginia	$(1)	$—	$11,928	$—	$—	$11,928	$11,928	$(1,214)	2003	40 years
Plaza San Antonio Marriott San Antonio, Texas	(3)	3,622	28,157	18	3,622	28,175	31,797	(710)	2003	40 years
Hyatt Regency Savannah Savannah, Georgia	(1)	6,684	42,948	157	6,684	43,105	49,789	(1,081)	2003	40 years
Sugar Land Marriott Sugar Land, Texas	(3)	330	27,401	—	330	27,401	27,731	(817)	2003	40 years
Hilton Garden Inn Virginia Beach Town Center Virginia Beach, Virginia	(3)	1,760	15,841	—	1,760	15,841	17,601	(443)	2003	40 years
Hilton Tampa Westshore Tampa, Florida	17,584	2,753	23,151	27	2,753	23,178	25,931	(578)	2004	40 years
Hilton Garden Inn BWI Airport Linthicum, Maryland	(1)	1,443	20,063	29	1,443	20,092	21,535	(513)	2004	40 years
Dallas/Fort Worth Airport Marriott Dallas/Fort Worth, Texas	37,830	6,500	50,035	86	6,500	50,121	56,621	(804)	2004	40 years
Courtyard Savannah Historic District Savannah, Georgia	(3)	1,014	23,068	—	1,014	23,068	24,082	(238)	2004	40 years
Residence Inn Tampa Downtown Tampa, Florida	(3)	550	12,672	—	550	12,672	13,222	(131)	2004	40 years
Hyatt Regency Wind Watch Long Island Hauppauge, New York	(2)	11,160	36,189	—	11,160	36,189	47,349	(332)	2004	40 years
Hilton Parsippany Parsippany, New Jersey	(2)	9,800	66,262	—	9,800	66,262	76,062	(610)	2004	40 years
Crowne Plaza Atlanta-Ravinia Atlanta, Georgia	(2)	4,500	56,186	55	4,500	56,241	60,741	(517)	2004	40 years
Courtyard Boston Tremont Boston, Massachusetts	(2)	6,500	31,204	—	6,500	31,204	37,704	(287)	2004	40 years
Radisson Mount Laurel Mount Laurel, New Jersey	(3)	5,000	8,929	—	5,000	8,929	13,929	(74)	2004	40 years
Omaha Marriott Omaha, Nebraska	(3)	4,268	21,781	—	4,268	21,781	26,049	(160)	2004	40 years
Courtyard Denver Airport Denver, Colorado	11,531	1,430	15,350	—	1,430	15,350	16,780	(111)	2004	40 years

Totals	$318,211	$67,314	$491,165	$372	$67,314	$491,537	$558,851	$(8,620)

(1)	This property secures the mortgage loan issued on July 9, 2004, which had an outstanding principal balance of $67,000 as of December 31, 2004.
(2)	This property secures the mortgage loan issued on August 19, 2004, which had an outstanding principal balance of $134,266 as of December 31, 2004.
(3)	This property secures the term loan facility issued on December 22, 2004, which had an outstanding principal balance of $50,000 as of December 31, 2004.

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (cont’d)

AS OF DECEMBER 31, 2004

(in thousands)

Notes:

(a)	The change in total cost of real estate assets for the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003 is as follows:

Balance as of December 19, 2003	$57,445
Acquisitions	81,411
Capital expenditures and transfers from construction-in-progress	72

Balance as of December 31, 2003	138,928
Acquisitions	419,623
Capital expenditures and transfers from construction-in-progress	300

Balance as of December 31, 2004	$558,851

(b)	The change in accumulated depreciation and amortization of real estate assets for the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003 is as follows:

Balance as of December 19, 2003	$1,072
Depreciation and amortization	108

Balance as of December 31, 2003	1,180
Depreciation and amortization	7,440

Balance as of December 31, 2004	$8,620