Form 10-K/A
period 2004-12-31
HIGHLAND HOSPITALITY CORP
filed 2005-04-21
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-31906

HIGHLAND HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	57-1183293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8405 Greensboro Drive, Suite 500, McLean, Virginia	22102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 336-4901

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

EXPLANATORY NOTE

Highland Hospitality Corporation is filing this Form 10-K/A for its fiscal year ended December 31, 2004 solely for purposes of correcting the list of exhibits which inadvertently omitted certain exhibits. The other items of the Form 10-K that remain unchanged have not been repeated in this Form 10-K/A.

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

3.	Exhibits

The following exhibits are filed as part of this Form 10-K/A:

Exhibit Number		Description of Exhibit

3.1		Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2		Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3.1		Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.1	*	Highland Hospitality Corporation 2003 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.1.1	*++	Form of Restricted Stock Agreement

10.2	*	Employment Agreement between Highland Hospitality Corporation and James L. Francis (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.2.1	*	First Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.3	*	Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.3.1	*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.3.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.4	*	Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.4.1	*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.4.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

Exhibit Number		Description of Exhibit

10.5	*	Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.5.1	*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.5.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.6		Strategic Alliance Agreement dated September 4, 2003 among Highland Hospitality Corporation, Highland Hospitality, L.P. and Barcelo Crestline Corporation (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.7		Form of Management Agreement with Crestline Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.8		Contribution Agreement dated September 4, 2003 by and among CCGP Sugar Land Corporation, CCLP Sugar Land Corporation, Barcelo Crestline Corporation and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.9		Contribution Agreement dated September 4, 2003 by and between A/H Hotel, L.L.C. and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.10		Form of Lease with taxable REIT subsidiaries (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.11		Warrant Agreement between Friedman, Billings, Ramsey & Co., Inc. and Highland Hospitality Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.12		Registration Rights Agreement dated November 6, 2003 by and between Highland Hospitality Corporation and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.13		Registration Rights Agreement between Highland Hospitality Corporation and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.14		Loan Agreement, dated July 9, 2004, between HH Savannah LLC, HH Baltimore Holdings LLC, Portsmouth Hotel Associates, LLC and Column Financial, Inc., an affiliate of Credit Suisse First Boston (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.15		Loan Agreement, dated August 19, 2004, between HH FP Portfolio Holding LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16		Loan Agreement, dated August 19, 2004, between HH FP Portfolio LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17		Deed of Trust and Security Agreement, dated September 9, 2004, between HH DFW Hotel Associates, L.P. and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.18	+	Loan Agreement, dated December 22, 2004, between HH LC Portfolio LLC, HH Texas Hotel Associates, L.P., Wells Fargo Bank, N.A., and PNC Bank, N.A.

10.19	+	Summary of Non-Employee Director Compensation

10.20	*++	Highland Hospitality Corporation Executive Deferred Compensation Plan, as amended through March 10, 2005.

12.1	+	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	+	List of Subsidiaries of Highland Hospitality Corporation

23.1	+	Consent of KPMG LLP

31.1	++	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	++	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit

32.2	+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or other compensatory plan or arrangement.

+	Filed with the Form 10-K on March 15, 2005.

++	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: April 21, 2005	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari Executive Vice President, Chief Financial Officer and Treasurer