Form 10-Q
period 2005-03-31
HIGHLAND HOSPITALITY CORP
filed 2005-05-06
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Telephone Number (703) 336-4901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of May 5, 2005, there were 40,063,151 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Investment in hotel properties, net	$605,237	$578,715
Asset held for sale	3,000	3,000
Deposits on hotel property acquisitions	8,378	8,714
Cash and cash equivalents	43,720	75,481
Restricted cash	32,019	38,710
Accounts receivable, net of allowance for doubtful accounts of $165 and $133 at March 31, 2005 and December 31, 2004, respectively	10,100	7,010
Prepaid expenses and other assets	10,880	8,279
Deferred financing costs, net of accumulated amortization of $450 and $191 at March 31, 2005 and December 31, 2004, respectively	4,590	4,732

Total assets	$717,924	$724,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$341,932	$342,854
Accounts payable and accrued expenses	16,694	17,140
Dividends/distributions payable	5,724	5,726
Other liabilities	2,835	3,122

Total liabilities	367,185	368,842

Minority interest in operating partnership	6,978	8,321
Commitments and contingencies (Note 10)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued at March 31, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 40,144,699 shares and 40,002,011 shares issued at March 31, 2005 and December 31, 2004, respectively	401	400
Additional paid-in capital	368,081	366,856
Treasury stock, at cost; 81,548 shares and 71,242 shares at March 31, 2005 and December 31, 2004, respectively	(912)	(801)
Unearned compensation	(5,409)	(6,182)
Cumulative dividends in excess of net income	(18,400)	(12,795)

Total stockholders’ equity	343,761	347,478

Total liabilities and stockholders’ equity	$717,924	$724,641

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUE
Rooms	$32,634	$12,113
Food and beverage	15,661	5,887
Other	1,866	734

Total revenue	50,161	18,734

EXPENSES
Hotel operating expenses:
Rooms	7,908	2,572
Food and beverage	10,956	4,748
Other direct	1,006	483
Indirect	19,258	7,138

Total hotel operating expenses	39,128	14,941
Depreciation and amortization	4,708	1,594
Corporate general and administrative:
Stock-based compensation	773	706
Other	1,811	1,491

Total operating expenses	46,420	18,732

Operating income	3,741	2

Interest income	317	381
Interest expense	5,275	310

Income (loss) before minority interest in operating partnership and income taxes	(1,217)	73

Minority interest in operating partnership	2	(14)
Income tax benefit	1,219	541

Net income	$4	$600

Earnings per share:
Basic	$—	$.02
Diluted	$—	$.02

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,708	1,594
Amortization of deferred financing costs	259	—
Amortization of discount on mortgage loan	18	—
Change in fair value of interest rate swap	(291)	—
Minority interest in income of operating partnership	(2)	14
Stock-based compensation	773	706
Changes in assets and liabilities:
Accounts receivable, net	(3,090)	(296)
Prepaid expenses and other assets	(526)	(1,636)
Accounts payable and accrued expenses	(463)	2,693
Payable to affiliates	—	(1,291)

Net cash provided by operating activities	1,390	2,384

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(18,064)	(40,140)
Improvements and additions to hotel properties	(14,604)	(493)
Change in restricted cash	6,691	(1,015)

Net cash used in investing activities	(25,977)	(41,648)

Cash flows from financing activities:
Payment of issuance costs related to sale of common stock	—	(1,893)
Payment of issuance costs related to Form S-3 registration statement	(280)	—
Purchase of treasury stock	(111)	—
Principal payments on long-term debt	(940)	—
Payment of deferred financing costs	(117)	—
Payment of dividends to stockholders	(5,590)	—
Payment of distributions to minority interests	(136)	—

Net cash used in financing activities	(7,174)	(1,893)

Net decrease in cash	(31,761)	(41,157)
Cash and cash equivalents, beginning of period	75,481	225,630

Cash and cash equivalents, end of period	$43,720	$184,473

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,474	$310
Assumption of mortgage loan related to hotel acquisition	—	17,000
Issuance of restricted common stock to employees	—	1,030
Issuance of common stock related to redemption of
Operating Partnership units	1,226	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired three hotel properties. Since the IPO and the acquisition of its first three hotel properties, the Company has acquired 15 hotel properties. As of March 31, 2005, the Company owned 18 hotel properties with 5,143 rooms located in 10 states.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Highland Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned approximately 98% by the Company and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the Highland Hospitality Corporation Form 10-K for the year ended December 31, 2004.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statement of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three months ended March 31, 2005 and 2004.

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

The Company capitalizes interest relating to hotel properties undergoing major renovations. Interest capitalized for the three months ended March 31, 2005 was $0.1 million.

Minority Interest in Operating Partnership—Certain hotel properties have been acquired by the Operating Partnership, in part, through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as parking, telephone and gift shop sales.

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statement of operations.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements—Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R will be effective as of January 1, 2006. Since the Company currently uses the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

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

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. The adoption of SFAS 150 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

3. Acquisition of Hotel Properties

During 2004, the Company acquired 12 hotel properties, consisting of 3,623 rooms, for an aggregate purchase price of approximately $441.6 million, including the assumption of mortgage debt of approximately $28.3 million. The hotel acquisitions were funded with proceeds from the IPO, along with proceeds from the issuance of long-term debt during 2004. The hotel properties acquired were:

Property	Number of Rooms	Location	Acquired
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004

Total number of rooms	3,623

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.4 million. The entity that sold the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A., which is the parent company of Barceló Crestline Corporation (“Barceló Crestline”), which sponsored the Company’s formation and IPO. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property. In conjunction with the acquisition, the Company assumed a lease agreement for the land underlying the hotel with an initial term ending September 2059. The Company concluded that the ground lease terms are below current market terms and recorded a $1.7 million favorable lease asset, which the Company is amortizing over the useful life of the building. The allocation of the purchase price to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2005 Acquisition
Buildings and leasehold improvements	$15,683
Furniture, fixtures and equipment	1,100
Cash	8
Prepaid assets and other assets	1,809
Accounts payable and accrued expenses	(167)

Net assets acquired	$18,433

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2005 and 2004 as if the 12 hotel acquisitions that occurred in 2004 and the Sheraton Annapolis hotel acquisition had taken place on January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	(unaudited) Three Months Ended March 31,
	2005	2004
Total revenue	$50,691	$52,548
Total operating expenses	46,930	48,470
Operating income	3,761	4,078
Net income (loss)	21	(401)
Earnings (loss) per share:
Basic and diluted	—	(.01)

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Land and land improvements	$67,314	$67,314
Buildings and leasehold improvements	507,403	491,537
Furniture, fixtures and equipment	31,273	29,336
Construction-in-progress	17,977	4,550

	623,967	592,737
Less: accumulated depreciation and amortization	(18,730)	(14,022)

	$605,237	$578,715

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

5. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$4	$600
Less: dividends on unvested restricted common stock	(86)	—

Net income (loss) after dividends on unvested restricted common stock	$(82)	$600

Denominator:
Weighted average number of common shares outstanding—basic	39,376,737	39,080,007
Effect of dilutive securities:
Unvested restricted common stock	93,996	147,541
Warrants	47,717	136,036

Weighted average number of common shares outstanding—diluted	39,518,450	39,363,584

Earnings per share:
Basic	$—	$.02
Diluted	$—	$.02

6. Cash Distributions

On December 15, 2004, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of December 31, 2004. The cash distribution of $.14 per common share and partnership unit was paid on January 14, 2005.

On March 10, 2005, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of March 31, 2005. The cash distribution of $.14 per common share and partnership unit was paid on April 15, 2005.

7. Capital Stock

Treasury Stock—For the three months ended March 31, 2005, the Company purchased 10,306 shares of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

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

In February 2005, a limited partner caused the Operating Partnership to redeem its units in exchange for 142,688 shares of the Company’s common stock. As of March 31, 2005, the total number of Operating Partnership units outstanding was 824,523.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

8. Income Taxes

The components of income tax benefit for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Deferred:
Federal	$(1,013)	$(462)
State	(206)	(79)

Income tax benefit	$(1,219)	$(541)

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax expense (benefit) is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Statutory federal income tax expense (benefit)	$(414)	$25
Effect of non-taxable REIT loss (income)	(686)	(514)
State income tax expense (benefit), net of federal benefit	(136)	(52)
Other	17	—

Income tax expense (benefit)	$(1,219)	$(541)

As of March 31, 2005, the Company had a net deferred tax asset of $2.5 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. The Company believes that it is more likely than not that HHC TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at March 31, 2005.

9. Related-Party Transactions

Management Agreements—As of March 31, 2005, 10 of the Company’s 18 hotels operated pursuant to management agreements with Crestline Hotels & Resorts, Inc., which is a wholly-owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the three months ended March 31, 2005 and 2004, the Company paid Crestline Hotels & Resorts approximately $0.6 million and $0.3 million, respectively, in management fees.

Overhead and Cost-sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended March 31, 2005 and 2004, the Company paid Barceló Crestline approximately $60,000 and $70,000, respectively, under this arrangement.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

10. Commitments and Contingencies

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

The Company leases the land underlying the Sheraton Annapolis hotel pursuant to a lease agreement with an initial term ending September 2059. Annual rent under the lease is approximately $0.3 million and increases each year over the remaining term of the lease by 40% of the increase in the Consumer Price Index (CPI) for that year. In addition, the land will be appraised every five years and the annual rent will be increased to an amount equal to the product of the appraised value and 12%. However, annual rent will not be increased by an amount greater than 10% of the annual rent for the preceding year.

Management Agreements—As of March 31, 2005, the Company’s hotel properties operated pursuant to long-term agreements with five management companies, including Crestline Hotels & Resorts, Inc. (10 hotels), Marriott International, Inc. (3 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), and Sage Hospitality Resources (1 hotel). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee, if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of March 31, 2005, 13 of the Company’s 18 hotel properties operated pursuant to franchise agreements from national hotel companies. The Company’s other five hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Courtyard Boston Tremont hotel, and the Courtyard Denver Airport hotel, are managed by Hyatt Corporation or Marriott International, Inc. The management agreements for these five hotel

HIGHLAND HOSPITALITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

properties allow the hotel property to operate under the respective brand. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels.

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

11. Subsequent Event

On April 15, 2005, the Company acquired the 332-room Tucancun Beach Resort and Villas, located in Cancun, Mexico, from an unaffiliated private seller for approximately $31 million, plus transaction costs. For Mexican property law purposes, legal title to the hotel is held by J.P. Morgan S.A., in trust for the Company, as the sole beneficiary. As the sole beneficiary of such trust, the Company can lease the hotel or cause J.P. Morgan S.A. to transfer title to the hotel. The Company entered into long-term management and consulting agreements with separate subsidiaries of Barceló Corporación Empresarial, S.A. (“Barceló”). Barceló is the parent company of Barceló Crestline, which sponsored the Company’s formation and IPO.

The initial term of the management agreement is five years and will be automatically extended for four successive five-year periods, unless terminated because of a default of the manager or the manager elects not to renew. Barceló receives a base management fee, and if the hotel meets and exceeds a certain performance threshold, an incentive management fee. The base management fee is 3% of total gross revenues from the hotel. The incentive management fee, if any, will be equal to 15% of the amount by which operating income for the fiscal year exceeds 12% of the Company’s capitalized investment in the hotel. Barceló will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 12% of the Company’s capitalized investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Barceló at 7.5% of gross revenues for each fiscal year.

The consulting agreement is coterminous with the management agreement; provided, however, that Barceló can terminate the consulting agreement upon 90 days notice. Pursuant to the consulting agreement, Barceló will provide consulting services with respect to the operation of the Tucancun Beach Resort and Villas. The consulting fee will be based on the time spent by Barceló in providing such services and will be agreed upon by Barceló and the Company each year; provided, however, that the consulting fee paid to Barceló each year is not expected to exceed 15% of the total fees payable to Barceló that same year under the management agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired three hotel properties. Since the IPO and the acquisition of our first three hotel properties, we have acquired 15 hotel properties. As of March 31, 2005, we owned the following 18 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005

Total number of rooms	5,143

Substantially all of our assets are held by, and all of our operations are conducted through, Highland Hospitality, L.P. (our “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 98% by us and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly-owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

Executive Summary of First Quarter Events

We continued to see improved fundamentals in the lodging industry during the first quarter 2005. According to Smith Travel Research, RevPAR industry wide in the United States increased 7.2% for the three months ended March 31, 2005, as compared to the same period in 2004. As for our 18-hotel portfolio, we currently assess the performance of our portfolio based on two categories: stabilized hotels and rebranded/renovated hotels. Rebranded/renovated includes hotels that are currently going through significant renovation and/or in the process of changing their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts. We were very pleased with the performance of our 11 stabilized hotels in the first quarter 2005. RevPAR for the stabilized hotels increased 11.4% for the first quarter 2005 as compared to the first quarter 2004. In addition, our stabilized hotels produced strong operating profits during the first quarter 2005. Hotel operating profit for our stabilized hotels increased 30% to $7.8 million in the first quarter 2005 as compared to the first quarter 2004, and hotel operating profit margins increased 5.0 percentage points to 28.8%.

As for our other seven hotels, the significant renovation and rebranding efforts that were in process during the first quarter 2005 impacted our overall hotel portfolio’s results. RevPAR for the seven hotels that are being renovated or rebranded decreased 14.6% during the first quarter 2005 as compared to the first quarter 2004. Hotel operating profit for our stabilized hotels decreased 38.5% to $3.2 million in the first quarter 2005 as compared to the first quarter 2004, and hotel operating profit margins decreased 5.8 percentage points to 13.9%. Renovation activity at three of the seven hotels should be substantially completed in the second quarter 2005, and we expect to see strong improvements in these three hotels’ operating performance now that the renovation disruptions are out of the way. The renovation activity at our other four hotels will continue to affect our financial results over the next several quarters.

While we were disappointed that our overall hotel portfolio RevPAR growth was lagging industry wide growth, we still believe that the renovation and rebranding efforts that took place during the first quarter 2005 and will continue over the next couple of quarters will position us well to take advantage of the continuing recovery in the lodging industry over the remainder of 2005 and into 2006 and 2007.

Although our acquisition activity was slower in the first quarter 2005 than prior quarters, we added the 196-room Sheraton Annapolis hotel, located in Annapolis, Maryland, to our portfolio in February 2005 and the 332-room Tucancun Beach Resort & Villas, located in Cancun, Mexico, in April 2005. We continue to compete for acquisitions in a highly competitive market. We are focused on hotels that will provide us with upside through new management expertise, upgrading and renovating, franchise repositioning and intense asset management. We also plan to leverage our strategic alliance with Barceló Hotels and Resorts, which we believe provides us with a competitive advantage in markets such as Mexico and the Caribbean.

Results of Operations — Comparison of three months ended March 31, 2005 and 2004

Results of operations for the three months ended March 31, 2005 include the operating activity of 17 hotels for a full quarter and one hotel for a partial quarter. Results of operations for the three months ended March 31, 2004 include the operating activity of five hotels for a full quarter and two hotels for a partial quarter (see table above for hotel property acquisition dates).

Revenues—Total revenue for the three months ended March 31, 2005 was $50.2 million, as compared to $18.7 million for the comparable period in 2004. Total revenue for the three months ended March 31, 2005 included rooms revenue of $32.6 million, food and beverage revenue of $15.7 million, and other revenue of $1.9 million. Total revenue for the three months ended March 31, 2004 included rooms revenue of $12.1 million, food and beverage revenue of $5.9 million, and other revenue of $0.7 million.

Included in the following table are the key operating metrics for our 18 hotel properties for the three months ended March 31, 2005 and 2004. Since 13 of the 18 hotels owned as of March 31, 2005 were acquired at various times in 2004 and 2005, the key operating metrics for the aforementioned 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended March 31, 2004. Management is currently assessing the performance of its hotel portfolio based on two categories: stabilized and rebranded/renovated. Rebranded/renovated includes hotels that are currently going through significant renovation and/or in the process of changing their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts.

	Three Months Ended March 31,
	2005			2004
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized (11 hotels)	74.5%	$111.80	$83.33	70.5%	$106.13	$74.82
Rebranded/Renovated (7 hotels)	54.4%	$113.98	$62.04	64.6%	$112.45	$72.61
Total Portfolio (18 hotels)	64.3%	$112.74	$72.48	67.5%	$109.22	$73.69

For the three months ended March 31, 2005, RevPAR for the Company’s stabilized hotels increased 11.4% to $83.33 from the comparable period in 2004. Occupancy increased by 4.0 percentage points to 74.5%, while ADR increased by 5.3%. For the Company’s hotels that are being renovated and/or rebranded, RevPAR decreased 14.6% to $62.04 from the comparable period in 2004. Occupancy decreased by 10.2 percentage points to 54.4%, while ADR increased by 1.4%. For the Company’s total portfolio of 18 hotels, RevPAR decreased by 1.6% to $72.48 from the comparable period in 2004. Occupancy decreased by 3.2 percentage points to 64.3%, while ADR increased by 3.2% to $112.74.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2005 were $39.1 million, as compared to $14.9 million for the comparable period in 2004. Direct hotel operating expenses for the three months ended March 31, 2005 included rooms expenses of $7.9 million, food and beverage expenses of $11.0 million, and other direct expenses of $1.0 million. Direct hotel operating expenses for the three months ended March 31, 2004 included rooms expenses of $2.6 million, food and beverage expenses of $4.7 million, and other direct expenses of $0.5 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended March 31, 2005 were $19.3 million, as compared to $7.1 million for the comparable period in 2004.

Hotel operating profit and margin—Included in the following table is the hotel operating profit (hotel revenues less hotel operating expenses) and hotel operating profit margin (hotel operating profit divided by hotel revenues) for our 18 hotel properties for the three months ended March 31, 2005 and 2004. Since 13 of the 18 hotels owned as of March 31, 2005 were acquired at various times in 2004 and 2005, the hotel operating profit and hotel operating profit margin for the aforementioned 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended March 31, 2004.

	Three Months Ended March 31,
	2005		2004
	$ (1)%		$ (1)%
Stabilized (11 hotels)	$7.8	28.8%	$6.0	23.8%
Rebranded/Renovated (7 hotels)	$3.2	13.9%	$5.2	19.7%
Total Portfolio (18 hotels)	$11.0	22.0%	$11.2	21.7%

(1)	in millions

For the three months ended March 31, 2005, hotel operating profit for our stabilized hotels increased 30.0% to $7.8 million from the comparable period in 2004 and hotel operating profit margin increased by 5.0 percentage points to 28.8%. For our hotels that are being renovated and/or rebranded, hotel operating profit decreased 38.5% to $3.2 million from the comparable period in 2004 and hotel operating profit margin decreased by 5.8 percentage points to 13.9%. For our total portfolio of 18 hotels, hotel operating profit decreased by 1.8% to $11.0 million from the comparable period in 2004 and hotel operating profit margin increased by 0.3 percentage points to 22.0%.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2005 was $4.7 million, as compared to $1.6 million for the comparable period in 2004.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended March 31, 2005 were $2.6 million, as compared to $2.2 million for the comparable period in 2004. Included in corporate general and administrative expenses for the three months ended March 31, 2005 and 2004 was $0.8 million and $0.7 million, respectively, of non-cash stock-based compensation expense.

Interest income—Interest income for the three months ended March 31, 2005 and 2004 was $0.3 million and $0.4 million, respectively.

Interest expense—Interest expense for the three months ended March 31, 2005 was $5.3 million, as compared to $0.3 million for the comparable period in 2004. As of March 31, 2005, our weighted average interest rate on our long-term debt was 6.4%.

Income tax benefit—Income tax benefit for the three months ended March 31, 2005 was $1.2 million, as compared to $0.5 million for the comparable period in 2004. The income tax benefits resulted from taxable operating losses incurred by our TRS for the three months ended March 31, 2005 and 2004. As of March 31, 2005, we had a net deferred tax asset of $2.5 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. We believe that it is more likely than not that the net deferred tax asset will be realized and have determined that no valuation allowance is required.

Net income—Net income for the three months ended March 31, 2005 was $4 thousand, as compared to $0.6 million for the comparable period in 2004, due to the items discussed above.

Non-GAAP Financial Measures

Funds from operations—Funds from operations, or FFO, is defined as net income (loss), plus real estate related depreciation and amortization. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO is a useful financial performance measure for investors and management because it provides another indication of our performance prior to deduction of real estate related depreciation and amortization. The calculation of FFO may vary from entity to entity, and as such, the presentation of FFO by us may not be comparable to FFO reported by other REITs. The following is a reconciliation between net income and FFO (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$4	$600
Add: Depreciation and amortization	4,708	1,594

Funds from operations	$4,712	$2,194

EBITDA—EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe it is a useful financial performance measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by the capital structure of the REIT. The following is a reconciliation between net income and EBITDA (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$4	$600
Add: Depreciation and amortization	4,708	1,594
Interest expense	5,275	310
Less: Interest income	(317)	(381)
Income tax benefit	(1,219)	(541)

EBITDA	$8,451	$1,582

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

Liquidity and Capital Resources

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the three months ended March 31, 2005, net cash provided by operating activities was $1.4 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the three months ended March 31, 2005, net cash used in investing activities was $26.0 million, including $18.1 million to purchase the Sheraton Annapolis hotel. We used $14.6 million in improvements and additions to our hotel properties, the majority of which was used for the major renovations taking place at seven of our hotel properties. We received a net $6.7 million from our restricted cash escrow accounts. The majority of the $6.7 million cash inflow related to reimbursements from one of our loan servicers that required us to escrow $27.5 million for renovations on the hotels that secure the lending.

For the three months ended March 31, 2005, net cash used in financing activities was $7.2 million, including $5.6 million to pay a dividend to common stockholders that was declared in December 2004. We used $0.9 million to make principal payments on our long-term debt.

On March 17, 2005, we entered into a sales agreement with Brinson Patrick Securities Corporation in connection with the proposed public offering from time to time of up to 3,000,000 shares of our common stock. We have no immediate intention to sell stock through the sales agreement, but will continue to evaluate conditions in the hospitality industry and equity capital markets with respect to future equity capital raising opportunities and may sell shares through the sales agreement when it would be in our interest to do so.

As of March 31, 2005, we had cash and cash equivalents of $43.7 million and restricted cash of $32.1 million. On April 15, 2005, we used approximately $31 million to acquire the 332-room Tucancun Beach Resort and Villas, located in Cancun, Mexico. To fund a portion of this hotel acquisition, we borrowed $15 million under our term loan facility. As of April 30, 2005, we had $35 million of borrowing capacity under the term loan facility, of which $25 million is currently available and another $10 million will become available once the seven hotel properties that secure the facility have exceeded a debt service coverage ratio set forth in the facility agreement. We intend to invest our remaining cash and cash equivalents and additional capacity under the term loan facility in hotel properties, either through planned renovations or new hotel acquisitions.

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

We have begun or are beginning major renovation projects at a number of our hotel properties, including the Plaza San Antonio Marriott hotel, Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, and the Radisson Mount Laurel hotel. We expect to spend approximately $53 million on the renovations, of which approximately $18 million had been spent through March 31, 2005. During the three months ended March 31, 2005, we spent approximately $14.5 million on the renovations. We expect that the majority of the remaining cash will be committed or spent by the end of 2005.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$24,153	$530	$1,059	$926	$21,638
Mortgage loans, including interest	370,679	21,138	42,936	51,180	255,425
Mezzanine loan, including interest	37,974	2,411	4,822	4,822	25,919
Term loan facility, including interest(2)	58,123	2,950	55,173	—	—

	$490,929	$27,029	$103,990	$56,928	$302,982

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.
(2)	Assumes no additional borrowings under the term loan facility and interest payments based on the interest rate in effect as of March 31, 2005.

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

Critical Accounting Policies

We believe that the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our financial statements:

Investment in Hotel Properties—Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using cost segregation studies performed by management and independent third parties. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and improvements and three to ten years for furniture and equipment. Identifiable intangible assets are typically contracts, including lease, management and franchise agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contract. Contracts acquired which are at market do not have significant value. An existing management or franchise agreement is typically terminated at the time of acquisition and a new agreement is entered into based on then current market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2005. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R will be effective as of January 1, 2006. Since we currently use the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R is not expected to have a material effect on our results of operations, financial position, or cash flows.

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

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. The adoption of SFAS 150 did not have a material impact on our results of operations, financial position, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not significantly exposed to interest rate risk. As of March 31, 2005, $280.8 million or 82% of our $342.2 million of long-term debt was fixed. Another $11.4 million was effectively fixed, as a result of an interest rate swap that fixes the interest rate on one of our mortgage loans at 7.34%. The remaining $50 million of our long-term debt was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $9.4 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.5 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.5 million annually. This assumes that the amount outstanding under our term loan facility remains at $50 million, the balance at March 31, 2005.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Highland Hospitality Corporation have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, Highland Hospitality Corporation’s disclosure controls and procedures were effective.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
10.1*	Highland Hospitality Corporation Executive Deferred Compensation Plan, as amended through March 10, 2005 (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K/A filed on April 21, 2005)

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Denotes management contract or other compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: May 6, 2005	By:	/s/ Douglas W. Vicari
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)