Form 10-Q
period 2005-06-30
HIGHLAND HOSPITALITY CORP
filed 2005-08-09
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Telephone Number (703) 336-4901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of August 8, 2005, there were 40,073,151 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1. Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investment in hotel properties, net	$644,526	$578,715
Asset held for sale	3,000	3,000
Deposits on hotel property acquisitions	11,000	8,714
Cash and cash equivalents	15,808	75,481
Restricted cash	26,165	38,710
Accounts receivable, net of allowance for doubtful accounts of $163 and $133 at June 30, 2005 and December 31, 2004, respectively	13,157	7,010
Prepaid expenses and other assets	15,155	8,279
Deposits on loan applications	1,034	—
Deferred financing costs, net of accumulated amortization of $710 and $191 at June 30, 2005 and December 31, 2004, respectively	4,341	4,732

Total assets	$734,186	$724,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$356,004	$342,854
Accounts payable and accrued expenses	19,298	17,140
Dividends/distributions payable	5,726	5,726
Other liabilities	2,985	3,122

Total liabilities	384,013	368,842

Minority interest in operating partnership	6,949	8,321
Commitments and contingencies (Note 10)

Preferred stock, $.01 par value; 100,000,000 shares authorized; no shares issued at June 30, 2005 and December 31, 2004	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 40,154,699 shares and 40,002,011 shares issued at June 30, 2005 and December 31, 2004, respectively	401	400
Additional paid-in capital	368,191	366,856
Treasury stock, at cost; 81,548 shares and 71,242 shares at June 30, 2005 and December 31, 2004, respectively	(912)	(801)
Unearned compensation	(4,636)	(6,182)
Cumulative dividends in excess of net income	(19,820)	(12,795)

Total stockholders’ equity	343,224	347,478

Total liabilities and stockholders’ equity	$734,186	$724,641

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUE
Rooms	$41,262	$16,430	$73,896	$28,543
Food and beverage	19,769	7,897	35,430	13,784
Other	2,214	927	4,080	1,661

Total revenue	63,245	25,254	113,406	43,988

EXPENSES
Hotel operating expenses:
Rooms	8,717	3,518	16,625	6,090
Food and beverage	12,144	5,740	23,100	10,488
Other direct	1,077	594	2,083	1,077
Indirect	22,405	8,688	41,663	15,826

Total hotel operating expenses	44,343	18,540	83,471	33,481
Depreciation and amortization	5,306	2,132	10,014	3,726
Corporate general and administrative:
Stock-based compensation	884	884	1,657	1,590
Other	1,620	1,472	3,431	2,963

Total operating expenses	52,153	23,028	98,573	41,760

Operating income	11,092	2,226	14,833	2,228

Interest income	201	294	518	675
Interest expense	5,942	336	11,217	646
Foreign currency exchange gain	40	—	40	—

Income before income taxes and minority interest in operating partnership	5,391	2,184	4,174	2,257

Income tax benefit (expense)	(1,115)	26	104	567
Minority interest in operating partnership	(86)	(52)	(84)	(66)

Net income	$4,190	$2,158	$4,194	$2,758

Earnings per share:
Basic	$.10	$.05	$.10	$.07
Diluted	$.10	$.05	$.10	$.07

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,194	$2,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,014	3,726
Amortization of deferred financing costs	519	—
Amortization of discount on mortgage loan	36	—
Change in fair value of interest rate swap	(192)	—
Minority interest in income of operating partnership	84	66
Stock-based compensation	1,657	1,590
Changes in assets and liabilities:
Accounts receivable, net	(6,147)	(1,508)
Prepaid expenses and other assets	(1,212)	(2,283)
Accounts payable and accrued expenses	2,141	1,780
Payable to affiliates	—	(1,193)

Net cash provided by operating activities	11,094	4,936

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(50,275)	(100,013)
Payment of value-added taxes (VAT) related to foreign hotel acquisition	(3,509)	—
Deposits on hotel property acquisitions	(2,900)	(11,950)
Improvements and additions to hotel properties	(26,678)	(1,089)
Change in restricted cash	12,545	(3,183)

Net cash used in investing activities	(70,817)	(116,235)

Cash flows from financing activities:
Payment of issuance costs related to sale of common stock	—	(1,893)
Payment of issuance costs related to Form S-3 registration statement	(341)	—
Purchase of treasury stock	(111)	—
Proceeds from issuance of long-term debt	15,000	—
Principal payments on long-term debt	(1,886)	—
Payment of deferred financing costs	(128)	—
Deposits on loan applications	(1,034)	(4,940)
Payment of dividends to stockholders	(11,199)	—
Payment of distributions to minority interests	(251)	—

Net cash provided by (used in) financing activities	50	(6,833)

Net decrease in cash	(59,673)	(118,132)
Cash and cash equivalents, beginning of period	75,481	225,630

Cash and cash equivalents, end of period	$15,808	$107,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,188	$646
Assumption of mortgage loan related to hotel acquisition	—	17,000
Issuance of Operating Partnership units in exchange for equity interests	—	125
Issuance of restricted common stock to employees	—	1,030
Issuance of unrestricted common stock to directors	110	129
Issuance of common stock related to redemption of Operating Partnership units	1,226	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired three hotel properties. Since the IPO and the acquisition of its first three hotel properties, the Company has acquired 16 hotel properties. As of June 30, 2005, the Company owned 19 hotel properties with 5,475 rooms located in 10 states and Mexico.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Highland Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned approximately 98% by the Company and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. Additional information is contained in the Highland Hospitality Corporation Form 10-K for the year ended December 31, 2004.

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three and six months ended June 30, 2005 and 2004.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation of the hotel property will cease and an impairment loss will be recorded if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet.

The Company capitalizes interest relating to hotel properties undergoing major renovations. Interest capitalized for the three and six months ended June 30, 2005 was $0.1 million and $0.3 million, respectively.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Financing Costs—Deferred financing costs are recorded at cost and consist of loan fees and other costs incurred in issuing debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the term of the related debt and is included in interest expense in the consolidated statements of operations.

Debt Discounts or Premiums—Debt assumed in connection with hotel property acquisitions is recorded at fair value at the acquisition date and any resulting discount or premium is amortized through interest expense in the consolidated statements of operations over the remaining term of the debt.

Income Taxes—The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the Company generally will not be subject to federal income tax on that portion of its net income (loss) that does not relate to HHC TRS, the Company’s wholly owned taxable REIT subsidiary. HHC TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal, state and foreign income taxes. In addition, the Operating Partnership’s subsidiary that owns the Barceló Tucancun Beach resort is subject to foreign income taxes.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency— The U.S. dollar is the functional currency for the Company’s subsidiaries operating in Mexico. Monetary assets and liabilities are remeasured at the exchange rate in effect at the end of each period and nonmonetary assets and liabilities are remeasured at historical rates. Revenue and expenses denominated in a currency other than the U.S. dollar are remeasured into U.S. dollars at the average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in the consolidated statements of operations.

Segment Information—Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. Based on the guidance provided in SFAS 131, the Company has determined that its business is conducted in one reportable segment, hotel ownership.

Use of Estimates—The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.4 million. The entity that sold the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A. (“Barceló”), which is the parent company of Barceló Crestline Corporation (“Barceló Crestline”), which sponsored the Company’s formation and IPO. In conjunction with the acquisition, the Company assumed a lease agreement for the land underlying the hotel with an initial term ending September 2059. The Company concluded that the ground lease terms are below current market terms and recorded a $1.7 million favorable lease asset, which the Company is amortizing over the useful life of the building. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

On April 15, 2005, the Company acquired the 332-room Tucancun Beach Resort and Villas in Cancun, Mexico for approximately $32.5 million. The Company borrowed $15 million under its term loan facility to fund a portion of the acquisition. In conjunction with the acquisition of the Tucancun Beach Resort and Villas, the Company paid $3.5 million of value-added taxes (VAT). The Company has filed a VAT refund request with the Mexican taxing authorities and recorded a $3.5 million receivable, which is included in prepaid expenses and other assets in the consolidated balance sheet. For Mexican property law purposes, legal title to the hotel is held by J.P. Morgan S.A., in trust for the Company, as the sole beneficiary. As the sole beneficiary of such trust, the Company can lease the hotel or cause J.P. Morgan S.A. to transfer title to the hotel. The Company converted the Tucancun Beach Resort and Villas to the Barceló brand and entered into long-term management and consulting agreements with separate subsidiaries of Barceló.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2005 Acquisitions
Land and land improvements	$6,218
Buildings and leasehold improvements	38,987
Furniture, fixtures and equipment	4,100
Cash	8
Prepaid assets and other assets	1,809
Accounts payable and accrued expenses	(167)

Net assets acquired	$50,955

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2005 and 2004 as if the Sheraton Annapolis hotel and Tucancun Beach Resort and Villas acquisitions, as well as the 12 hotel acquisitions that occurred in 2004, had taken place on January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	(unaudited) Three Months Ended June 30,		(unaudited) Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue	$63,740	$63,198	$118,090	$118,730
Total operating expenses	52,533	52,426	101,644	102,669
Operating income	11,207	10,772	16,446	16,061
Net income	4,258	5,098	5,275	5,294
Earnings per share:
Basic	.11	.13	.13	.13
Diluted	.11	.13	.13	.13

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Land and land improvements	$73,532	$67,314
Buildings and leasehold improvements	539,673	491,537
Furniture, fixtures and equipment	44,245	29,336
Construction-in-progress	11,112	4,550

	668,562	592,737
Less: accumulated depreciation and amortization	(24,036)	(14,022)

	$644,526	$578,715

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Long-Term Debt

In connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, the Company completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing 12 months declines below a specified threshold. For the 12 months ended June 30, 2005, net cash flow from the four hotel properties did not exceed the specified threshold. Accordingly, the loan servicer has the right to retain in escrow excess cash flow from the four hotel properties until the hotels generate the minimum cash flow required for three consecutive months, at which time the cash being held in escrow will be released to the Company.

As of June 30, 2005, the Company was in compliance with the financial covenants contained in its other loan agreements.

On April 13, 2005, the Company borrowed $15 million under its term loan facility to fund a portion of the Barceló Tucancun Beach resort acquisition. As of June 30, 2005, the Company had drawn down $65 million under the term loan facility.

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$4,190	$2,158	$4,194	$2,758
Less: dividends on unvested restricted common stock	(86)	(116)	(172)	(116)

Net income after dividends on unvested restricted common stock	$4,104	$2,042	$4,022	$2,642

Denominator:
Weighted average number of common shares outstanding—basic	39,454,542	39,084,890	39,415,855	39,082,449
Effect of dilutive securities:
Unvested restricted common stock	154,440	160,290	124,400	180,003
Warrants	55,290	50,598	51,611	95,612

Weighted average number of common shares outstanding—diluted	39,664,272	39,295,778	39,591,866	39,358,064

Earnings per share:
Basic	$.10	$.05	$.10	$.07
Diluted	$.10	$.05	$.10	$.07

7. Cash Distributions

On December 15, 2004, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of December 31, 2004. The cash distribution of $.14 per common share and partnership unit was paid on January 14, 2005.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 10, 2005, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of March 31, 2005. The cash distribution of $.14 per common share and partnership unit was paid on April 15, 2005.

On May 19, 2005, the Company’s board of directors declared a cash distribution to stockholders of the Company and partners of the Operating Partnership of record as of June 30, 2005. The cash distribution of $.14 per common share and partnership unit was paid on July 15, 2005.

8. Capital Stock

Treasury Stock—For the six months ended June 30, 2005, the Company purchased 10,306 shares of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

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

In February 2005, a limited partner caused the Operating Partnership to redeem its units in exchange for 142,688 shares of the Company’s common stock. As of June 30, 2005, the total number of Operating Partnership units outstanding owned by third-party limited partners was 824,523.

9. Related-Party Transactions

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.4 million. The entity that sold the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A., which is the parent company of Barceló Crestline Corporation, which sponsored the Company’s formation and IPO.

Management Agreements—As of June 30, 2005, 10 of the Company’s 18 hotels operated pursuant to management agreements with Crestline Hotels & Resorts, Inc., which is a wholly owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the three months ended June 30, 2005 and 2004, the Company paid Crestline Hotels & Resorts approximately $0.8 million and $0.3 million, respectively, in management fees. For the six months ended June 30, 2005 and 2004, the Company paid Crestline Hotels & Resorts approximately $1.4 million and $0.6 million, respectively, in management fees.

As of June 30, 2005, the Barceló Tucancun Beach resort operated pursuant to management and consulting agreements with separate subsidiaries of Barceló. The initial term of the management agreement is five years and will be automatically extended for four successive five-year periods, unless terminated because of a default of the manager or the manager elects not to renew. Barceló receives a base management fee, and if the hotel meets and

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeds a certain performance threshold, an incentive management fee. The base management fee is 3% of total gross revenues from the hotel. The incentive management fee, if any, will be equal to 15% of the amount by which operating income for the fiscal year exceeds 12% of the Company’s capitalized investment in the hotel. Barceló will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 12% of the Company’s capitalized investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Barceló at 7.5% of gross revenues for each fiscal year.

The consulting agreement is coterminous with the management agreement; provided, however, that Barceló can terminate the consulting agreement upon 90 days notice. Pursuant to the consulting agreement, Barceló will provide consulting services with respect to the operation of the Barceló Tucancun Beach resort. The consulting fee will be based on the time spent by Barceló in providing such services and will be agreed upon by Barceló and the Company each year; provided, however, that the consulting fee paid to Barceló each year is not expected to exceed 15% of the total fees payable to Barceló that same year under the management agreement.

For the three months ended June 30, 2005, the Company paid separate subsidiaries of Barceló approximately $70,000 in management and consulting fees.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended June 30, 2005 and 2004, the Company paid Barceló Crestline approximately $66,000 and $70,000, respectively, under this arrangement. For the six months ended June 30, 2005 and 2004, the Company paid Barceló Crestline approximately $126,000 and $140,000, respectively, under this arrangement.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Percentage and incentive rent is accrued when it becomes probable that the specified thresholds will be achieved. No percentage rent was owed, as the thresholds were not met in any period presented in the financial statements.

The Company leases the land underlying the Sheraton Annapolis hotel pursuant to a lease agreement with an initial term ending September 2059. Annual rent due under the lease is approximately $0.3 million and increases each year over the remaining term of the lease by 40% of the increase in the Consumer Price Index (CPI) for that year. In addition, the land will be appraised every five years and the annual rent will be increased to an amount equal to the product of the appraised value and 12%. However, annual rent will not be increased by an amount greater than 10% of the annual rent for the preceding year.

Management Agreements—As of June 30, 2005, the Company’s hotel properties operated pursuant to long-term agreements with six management companies, including Crestline Hotels & Resorts, Inc. (10 hotels), Marriott International, Inc. (3 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), Sage Hospitality Resources (1 hotel), and Grubarges Gestión Hotelera Mexicana SA de CV (1 resort). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee, if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of June 30, 2005, 13 of the Company’s 19 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Five of the Company’s 19 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Courtyard Boston Tremont hotel, and the Courtyard Denver Airport hotel, are managed by Hyatt Corporation or Marriott International, Inc. The management agreements for these five hotel properties allow the hotel property to operate under the respective brand. The management agreement for the Barceló Tucancun Beach resort allows the hotel property to operate under the Barceló brand.

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

11. Subsequent Event

On July 14, 2005, the Company acquired the 410-room Wyndham Palm Springs hotel in Palm Springs, California for approximately $57.1 million. The Company funded a portion of the acquisition with a $37 million financing secured by the Wyndham Palm Springs hotel. The loan bears a fixed annual interest rate of 5.35% and matures on August 1, 2012. On July 11, 2005, the Company borrowed $25 million under its term loan facility, a portion of which was used to fund the Wyndham Palm Springs hotel acquisition. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property under a Wyndham license agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired three hotel properties. Since the IPO and the acquisition of our first three hotel properties, we have acquired 16 hotel properties (not including the 410-room Wyndham Palm Springs hotel acquired on July 14, 2005). As of June 30, 2005, we owned the following 19 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005

Total number of rooms	5,475

Substantially all of our assets are held by, and all of our operations are conducted through, Highland Hospitality, L.P. (our “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 98% by us and approximately 2% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

Executive Summary of Second Quarter Events

The lodging industry continued to demonstrate strong operating fundamentals during the second quarter 2005. According to Smith Travel Research (“STR”), RevPAR industry wide in the United States increased 8.3% for the three months ended June 30, 2005, as compared to the same period in 2004. For the second quarter 2005, demand growth for hotel rooms continued to outpace supply growth. According to STR, for the three months ended June 30, 2005, demand for hotel rooms increased by 3.4% and supply growth increased 0.5%, as compared to the same period in 2004. With demand growth expected to continue to outpace supply growth over the next couple of years, industry occupancy should continue to move higher and position our industry for additional pricing power.

As for our 18 hotels in the United States, we currently assess the performance of the portfolio based on two categories: stabilized hotels and rebranded/renovated hotels. Rebranded/renovated includes hotels that are currently going through, or have recently gone through, significant renovation and/or in the process of changing their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts. We were pleased with the performance of our 11 stabilized hotels in the second quarter 2005. RevPAR for the stabilized hotels increased 10.8% for the second quarter 2005 as compared to the second quarter 2004. In addition, our stabilized hotels produced strong operating income during the second quarter 2005. Hotel operating income for our stabilized hotels increased 26.3% to $10.1 million in the second quarter 2005 as compared to the second quarter 2004, and hotel operating income margin increased 4.0 percentage points to 32.4%. Much of the improvement in RevPAR and hotel operating income in the second quarter 2005 as compared to the second quarter 2004 was driven by the Residence Inn Tampa Downtown hotel, the Hilton Tampa Westshore hotel, the Courtyard Denver Airport hotel, the Hilton Garden Inn Virginia Beach Town Center hotel, and the Sugar Land Marriott hotel.

As for our seven rebranded/renovated hotels, the significant renovation and rebranding efforts that were in process during the second quarter 2005 adversely impacted our overall hotel portfolio’s results. RevPAR for the rebranded/renovated hotels decreased 7.5% during the second quarter 2005 as compared to the second quarter 2004. Hotel operating income for the rebranded/renovated hotels decreased 15.8% to $8.0 million in the second quarter 2005 as compared to the second quarter 2004, and hotel operating income margin decreased 2.3 percentage points to 26.9%. Although the rebranded/renovated hotels continue to be down from the comparable period in the prior year, we were pleased to see significant improvements in RevPAR and hotel operating income from the similar comparisons in the first quarter 2005. Much of the improvement in RevPAR and hotel operating income in the second quarter 2005 from the first quarter 2005 was driven by improved results at the Plaza San Antonio Marriott hotel, where a major renovation was completed at the end of March 2005.

Other major renovations that were completed during the second quarter 2005 were the guest room renovation at the Crowne Plaza Atlanta-Ravinia hotel and the guest room and lobby renovation at the Hyatt Regency Savannah hotel. In addition, in July 2005, our guest room, restaurant and lobby renovation at the Hyatt Regency Wind Watch Long Island hotel was completed. Although the public space at the Crowne Plaza Atlanta-Ravinia hotel and the new junior ballroom, restaurant and lounge at the Hyatt Regency Savannah hotel will begin renovations in the third quarter 2005, we expect to see improvements in these three hotels’ operating performance now that the guest room renovation disruptions have ended. The renovation activity at the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, and the Radisson Mount Laurel hotel will continue to affect our financial results over the next several quarters. We believe that the renovation and rebranding efforts that continued to take place during the second quarter 2005 and will continue over the next several quarters will position us well to take advantage of the continuing recovery in the lodging industry over the remainder of 2005 and into 2006 and 2007.

In April 2005, we acquired the Barceló Tucancun Beach resort in Cancun, Mexico, our first hotel acquisition in Mexico. We were extremely pleased with the hotel’s operating results for the 75 days it contributed to our consolidated results for the second quarter 2005. The rebranding of the hotel and the efficient Barceló operating model contributed to an increase in total revenues of 16.1% and hotel operating income of 42% in the second quarter 2005, as compared to the second quarter 2004.

In July 2005, we acquired our 20th hotel with the purchase of the Wyndham Palm Springs hotel for approximately $57.1 million. We continue to actively pursue investment opportunities in the United States, but will be prudent in spending capital given the competitive hotel acquisition environment. We believe that our ability to leverage our strategic alliance with Barceló provides us with a competitive advantage in markets such as Mexico and the Caribbean and we will continue to look for appropriate acquisitions in major resort locations.

Results of Operations

Comparison of three months ended June 30, 2005 and 2004

Results of operations for the three months ended June 30, 2005 include the operating activity of 18 hotels for a full quarter and one hotel for a partial quarter. Results of operations for the three months ended June 30, 2004 include the operating activity of seven hotels for a full quarter and one hotel for a partial quarter (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the three months ended June 30, 2005 versus the three months ended June 30, 2004 are not meaningful due to the lack of comparability.

Revenues—Total revenue for the three months ended June 30, 2005 was $63.2 million, as compared to $25.3 million for the comparable period in 2004. Total revenue for the three months ended June 30, 2005 included rooms revenue of $41.3 million, food and beverage revenue of $19.8 million, and other revenue of $2.2 million. Total revenue for the three months ended June 30, 2004 included rooms revenue of $16.4 million, food and beverage revenue of $7.9 million, and other revenue of $0.9 million.

Included in the following table are the key operating metrics for our 18 U.S. hotel properties for the three months ended June 30, 2005 and 2004. Since 13 of the 18 hotels owned as of June 30, 2005 were acquired at various times in 2004 and 2005, the key operating metrics for the aforementioned 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended June 30, 2004. Management currently assesses the performance of its U.S. hotel portfolio based on two categories: stabilized and rebranded/renovated. Rebranded/renovated includes hotels that are currently going through, or have recently gone through, significant renovation and/or in the process of changing their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts.

	Three Months Ended June 30,
	2005			2004
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized (11 hotels)	77.7%	$118.68	$92.24	75.0%	$111.10	$83.28
Rebranded/Renovated (7 hotels)	64.6%	$127.18	$82.12	74.3%	$119.52	$88.82
U.S. Hotel Portfolio (18 hotels)	71.1%	$122.56	$87.15	74.6%	$115.31	$86.06

For the three months ended June 30, 2005, RevPAR for our stabilized hotels increased 10.8% to $92.24 from the comparable period in 2004. Occupancy increased by 2.7 percentage points to 77.7%, while ADR increased by 6.8%. For our rebranded/renovated hotels, RevPAR decreased 7.5% to $82.12 from the comparable period in 2004. Occupancy decreased by 9.7 percentage points to 64.6%, while ADR increased by 6.4%. For our U.S. hotel portfolio of 18 hotels, RevPAR increased by 1.3% to $87.15 from the comparable period in 2004. Occupancy decreased by 3.5 percentage points to 71.1%, while ADR increased by 6.3% to $122.56.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2005 were $44.3 million, as compared to $18.5 million for the comparable period in

2004. Direct hotel operating expenses for the three months ended June 30, 2005 included rooms expenses of $8.7 million, food and beverage expenses of $12.1 million, and other direct expenses of $1.1 million. Direct hotel operating expenses for the three months ended June 30, 2004 included rooms expenses of $3.5 million, food and beverage expenses of $5.7 million, and other direct expenses of $0.6 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended June 30, 2005 were $22.4 million, as compared to $8.7 million for the comparable period in 2004.

Hotel operating income and margin—Included in the following table is the hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margin (hotel operating income divided by hotel revenues) for our 18 U.S. hotel properties for the three months ended June 30, 2005 and 2004. Since 13 of the 18 hotels owned as of June 30, 2005 were acquired at various times in 2004 and 2005, the hotel operating income and hotel operating income margin for the aforementioned 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended June 30, 2004.

	Three Months Ended June 30,
	2005		2004
	$ (1)%		$ (1)%
Stabilized (11 hotels)	$10.1	32.4%	$8.0	28.4%
Rebranded/Renovated (7 hotels)	$8.0	26.9%	$9.5	29.2%
U.S. Hotel Portfolio (18 hotels)	$18.1	29.7%	$17.5	28.8%

(1)	in millions

For the three months ended June 30, 2005, hotel operating income for our stabilized hotels increased 26.3% to $10.1 million from the comparable period in 2004 and hotel operating income margin increased by 4.0 percentage points to 32.4%. For our rebranded/renovated hotels, hotel operating income decreased 15.8% to $8.0 million from the comparable period in 2004 and hotel operating income margin decreased by 2.3 percentage points to 26.9%. For our U.S. hotel portfolio of 18 hotels, hotel operating income increased by 3.4% to $18.1 million from the comparable period in 2004 and hotel operating income margin increased by 0.9 percentage points to 29.7%.

Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2005 was $5.3 million, as compared to $2.1 million for the comparable period in 2004.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended June 30, 2005 were $2.5 million, as compared to $2.4 million for the comparable period in 2004. Included in corporate general and administrative expenses for the three months ended June 30, 2005 and 2004 was $0.9 million of non-cash stock-based compensation expense.

Interest income—Interest income for the three months ended June 30, 2005 and 2004 was $0.2 million and $0.3 million, respectively.

Interest expense—Interest expense for the three months ended June 30, 2005 was $5.9 million, as compared to $0.3 million for the comparable period in 2004. As of June 30, 2005, our weighted average interest rate on our long-term debt was 6.35%.

Income tax expense—Income tax expense for the three months ended June 30, 2005 was $1.1 million, as compared to an income tax benefit of $26,000 for the comparable period in 2004. Income tax expense for the three months ended June 30, 2005 resulted primarily from taxable operating income incurred by our TRS, whereas the income tax benefit for the three months ended June 30, 2004 resulted from taxable operating losses incurred by our TRS.

Net income—Net income for the three months ended June 30, 2005 was $4.2 million, as compared to $2.2 million for the comparable period in 2004, due to the items discussed above.

Comparison of six months ended June 30, 2005 and 2004

Results of operations for the six months ended June 30, 2005 include the operating activity of 17 hotels for a full six months and two hotels for a partial six months. Results of operations for the six months ended June 30, 2004 include the operating activity of five hotels for a full six months and three hotels for a partial six months (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the six months ended June 30, 2005 versus the six months ended June 30, 2004 are not meaningful due to the lack of comparability.

Revenues—Total revenue for the six months ended June 30, 2005 was $113.4 million, as compared to $44.0 million for the comparable period in 2004. Total revenue for the six months ended June 30, 2005 included rooms revenue of $73.9 million, food and beverage revenue of $35.4 million, and other revenue of $4.1 million. Total revenue for the six months ended June 30, 2004 included rooms revenue of $28.5 million, food and beverage revenue of $13.8 million, and other revenue of $1.7 million.

Included in the following table are the key operating metrics for our 18 U.S. hotel properties for the six months ended June 30, 2005 and 2004. Since 13 of the 18 hotels owned as of June 30, 2005 were acquired at various times in 2004 and 2005, the key operating metrics for the aforementioned 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, six months ended June 30, 2004.

	Six Months Ended June 30,
	2005			2004
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized (11 hotels)	76.2%	$115.37	$87.87	72.9%	$108.72	$79.22
Rebranded/Renovated (7 hotels)	59.5%	$121.18	$72.13	69.4%	$116.24	$80.68
U.S. Hotel Portfolio (18 hotels)	67.7%	$117.96	$79.90	71.1%	$112.44	$79.96

For the six months ended June 30, 2005, RevPAR for our stabilized hotels increased 10.9% to $87.87 from the comparable period in 2004. Occupancy increased by 3.3 percentage points to 76.2%, while ADR increased by 6.1%. For our rebranded/renovated hotels, RevPAR decreased 10.6% to $72.13 from the comparable period in 2004. Occupancy decreased by 9.9 percentage points to 59.5%, while ADR increased by 4.2%. For our U.S. hotel portfolio of 18 hotels, RevPAR decreased by 0.1% to $79.90 from the comparable period in 2004. Occupancy decreased by 3.4 percentage points to 67.7%, while ADR increased by 4.9% to $117.96.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2005 were $83.5 million, as compared to $33.5 million for the comparable period in 2004. Direct hotel operating expenses for the six months ended June 30, 2005 included rooms expenses of $16.6 million, food and beverage expenses of $23.1 million, and other direct expenses of $2.1 million. Direct hotel operating expenses for the six months ended June 30, 2004 included rooms expenses of $6.1 million, food and beverage expenses of $10.5 million, and other direct expenses of $1.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the six months ended June 30, 2005 were $41.7 million, as compared to $15.8 million for the comparable period in 2004.

Hotel operating income and margin—Included in the following table is the hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margin (hotel operating income divided by hotel revenues) for our 18 U.S. hotel properties for the six months ended June 30, 2005 and 2004. Since 13 of the 18 hotels owned as of June 30, 2005 were acquired at various times in 2004 and 2005, the hotel operating income and hotel operating income margin for the aforementioned 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, six months ended June 30, 2004.

	Six Months Ended June 30,
	2005		2004
	$ (1)%		$ (1)%
Stabilized (11 hotels)	$17.9	30.8%	$14.0	26.2%
Rebranded/Renovated (7 hotels)	$11.2	21.2%	$14.7	24.7%
U.S. Hotel Portfolio (18 hotels)	$29.1	26.2%	$28.7	25.5%

(1)	in millions

For the six months ended June 30, 2005, hotel operating income for our stabilized hotels increased 27.9% to $17.9 million from the comparable period in 2004 and hotel operating income margin increased by 4.6 percentage points to 30.8%. For our rebranded/renovated hotels, hotel operating income decreased 23.8% to $11.2 million from the comparable period in 2004 and hotel operating income margin decreased by 3.5 percentage points to 21.2%. For our U.S. hotel portfolio of 18 hotels, hotel operating income increased by 1.4% to $29.1 million from the comparable period in 2004 and hotel operating income margin increased by 0.7 percentage points to 26.2%.

Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2005 was $10.0 million, as compared to $3.7 million for the comparable period in 2004.

Corporate general and administrative—Total corporate general and administrative expenses for the six months ended June 30, 2005 were $5.1 million, as compared to $4.6 million for the comparable period in 2004. Included in corporate general and administrative expenses for the six months ended June 30, 2005 and 2004 was $1.7 million and $1.6 million, respectively, of non-cash stock-based compensation expense.

Interest income—Interest income for the six months ended June 30, 2005 and 2004 was $0.5 million and $0.7 million, respectively.

Interest expense—Interest expense for the six months ended June 30, 2005 was $11.2 million, as compared to $0.6 million for the comparable period in 2004.

Income tax benefit—Income tax benefit for the six months ended June 30, 2005 was $0.1 million, as compared to $0.6 million for the comparable period in 2004. The income tax benefits resulted primarily from taxable operating losses incurred by our TRS for the six months ended June 30, 2005 and 2004.

Net income—Net income for the six months ended June 30, 2005 was $4.2 million, as compared to $2.8 million for the comparable period in 2004, due to the items discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,190	$2,158	$4,194	$2,758
Adjustment: Depreciation and amortization	5,306	2,132	10,014	3,726

FFO	$9,496	$4,290	$14,208	$6,484

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net income		$4,190	$2,158	$4,194	$2,758
Adjustments:	Depreciation and amortization	5,306	2,132	10,014	3,726
	Interest expense	5,942	336	11,217	646
	Interest income	(201)	(294)	(518)	(675)
	Income tax expense (benefit)	1,115	(26)	(104)	(567)

EBITDA		$16,352	$4,306	$24,803	$5,888

Neither FFO nor EBITDA represent cash generated from operating activities as determined by U.S. generally accepted accounting principles (“GAAP”) and neither should be considered as an alternative to GAAP net income, as an indication of our financial performance, or to cash flow from operating activities as determined by GAAP, as a measure of liquidity. In addition, FFO and EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Liquidity and Capital Resources

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the six months ended June 30, 2005, net cash provided by operating activities was $11.1 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the six months ended June 30, 2005, net cash used in investing activities was $70.8 million, including $50.3 million to purchase the Sheraton Annapolis hotel and the Tucancun Beach Resort and Villas. In conjunction with the acquisition of the Tucancun Beach Resort and Villas, we paid $3.5 million of value-added taxes (VAT). We have filed a VAT refund request with the Mexican taxing authorities and expect to receive the cash back in the late third quarter or early fourth quarter 2005. We used $26.7 million in improvements and additions to our hotel properties, the majority of which was used for the major renovations taking place at seven of our hotel properties. We received a net $12.5 million from our restricted cash escrow accounts. The majority of the $12.5 million cash inflow related to reimbursements from one of our loan servicers that required us to escrow $27.5 million for renovations on the hotels that secure the lending.

For the six months ended June 30, 2005, net cash flows from financing activities were negligible. We used $11.5 million to pay dividends and distributions to stockholders and holders of Operating Partnership units, $1.9 million to make principal payments on our long-term debt and $1.0 million for deposits on loan applications. The net cash used in financing activities was generally offset by an additional $15 million borrowing under our term loan facility, which was used to fund a portion of the Tucancun Beach Resort and Villas acquisition.

On March 17, 2005, we entered into a sales agreement with Brinson Patrick Securities Corporation in connection with the proposed public offering from time to time of up to 3,000,000 shares of our common stock. No sales of common stock have taken place to-date.

As of June 30, 2005, we had cash and cash equivalents of $15.8 million and restricted cash of $26.2 million. On July 14, 2005, we used approximately $17 million to acquire the 410-room Wyndham Palm Springs hotel in Palm Springs, California. We funded a portion of the acquisition with a $37 million secured loan. The loan bears a fixed annual interest rate of 5.35% and matures on August 1, 2012. In addition, on July 11, 2005, we borrowed $25 million under our term loan facility, a portion of which was used to fund the acquisition. As of July 31, 2005, we had $10 million of borrowing capacity under the term loan facility. We intend to invest our remaining cash and cash equivalents and additional capacity under the term loan facility in hotel properties, either through planned renovations or new hotel acquisitions.

In connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, we completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing 12 months declines below a specified threshold. For the 12 months ended June 30, 2005, net cash flow from the four hotel properties did not exceed the specified threshold. The loan servicer has the right to retain in escrow excess cash flow from the four hotel properties until the hotels generate the minimum cash flow required for three consecutive months, at which time the cash being held in escrow will be released to us. Should the loan servicer retain excess cash flows from the four hotel properties, we do not expect it to have a significant impact on our ability to continue to service debt, pay dividends to stockholders, or acquire additional hotel properties.

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

At the end of March 2005, we completed a guest room and lobby renovation at the Plaza San Antonio Marriott hotel. During the second quarter 2005, we completed a guest room renovation at the Crowne Plaza Atlanta-Ravinia hotel and a guest room and lobby renovation at the Hyatt Regency Savannah hotel. In July 2005, we completed a guest room, restaurant and lobby renovation at the Hyatt Regency Wind Watch Long Island hotel. Major renovation projects at five of our hotel properties will continue during the remainder of 2005 and into early 2006. These projects include: a public space renovation at the Crowne Plaza Atlanta-Ravinia hotel; a junior ballroom, restaurant and lounge renovation at the Hyatt Regency Savannah hotel; a guest room, lobby and restaurant renovation at the Courtyard Boston Tremont hotel; a guest room, lobby, restaurant and ballroom renovation at the Hilton Parsippany hotel; and a guest room, restaurant, bar and lobby renovation at the Radisson Mount Laurel hotel.

We expect to spend approximately $60 million on the renovations at the seven hotel properties, of which approximately $28 million had been spent through June 30, 2005. For the three and six months ended June 30, 2005, we spent approximately $9 million and $23.5 million, respectively, on the renovations. We expect that the majority of the remaining cash will be committed or spent by the end of 2005.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$24,021	$530	$1,043	$926	$21,522
Mortgage loans, including interest	365,559	21,384	42,936	50,880	250,359
Mezzanine loan, including interest	37,371	2,411	4,822	4,822	25,316
Term loan facility, including interest(2)	74,651	3,854	70,797	—	—

	$501,602	$28,179	$119,598	$56,628	$297,197

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.
(2)	Assumes no additional borrowings under the term loan facility and interest payments based on the interest rate in effect as of June 30, 2005.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, such as the Barceló Tucancun Beach resort, demand is generally higher in the winter months. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2005. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of June 30, 2005, $279.9 million or 79% of our $356.2 million of long-term debt was fixed. Another $11.3 million was effectively fixed, as a result of an interest rate swap that fixes the interest rate on one of our mortgage loans at 7.34%. The remaining $65 million of our long-term debt was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $9 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.7 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.7 million annually. This assumes that the amount outstanding under our term loan facility remains at $65 million, the balance at June 30, 2005.

Foreign Currency Risk—We are not significantly exposed to foreign currency risk. The majority of revenue from operations at the Barceló Tucancun Beach resort are denominated in U.S. dollars and the majority of operating expenses are denominated in Mexican pesos. A hypothetical 10% change in the exchange rate between the U.S. dollar and the Mexican peso would not have a material affect on our results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)-(c) The 2005 annual meeting of stockholders of the Company was held on May 19, 2005. At the meeting, all seven incumbent directors were re-elected by the below votes for terms expiring in 2006:

	Votes For	Votes Withheld
Bruce D. Wardinski	36,976,674	782,777
James L. Francis	36,978,255	781,196
Francisco L. Borges	36,828,384	931,067
W. Reeder Glass	36,978,063	781,388
Thomas A. Natelli	36,919,033	840,418
Margaret A. Sheehan	36,919,534	839,917
William L. Wilson	37,715,710	43,741

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.1	Management Agreement with Grubarges Gestión Hotelera Mexicana SA de CV

10.2	Consulting Agreement with Barceló Gestión Hotelera S.L.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: August 9, 2005	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)