Form 10-Q
period 2005-09-30
HIGHLAND HOSPITALITY CORP
filed 2005-11-08
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Telephone Number (703) 336-4901

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 4, 2005, there were 51,591,005 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Investment in hotel properties, net	$705,023	$578,715
Asset held for sale	3,000	3,000
Deposits on hotel property acquisitions	8,151	8,714
Cash and cash equivalents	205,515	75,481
Restricted cash	20,777	38,710
Accounts receivable, net of allowance for doubtful accounts of $137 and $133 at September 30, 2005 and December 31, 2004, respectively	14,316	7,010
Prepaid expenses and other assets	14,179	8,279
Deposits on loan applications	223	—
Deferred financing costs, net of accumulated amortization of $977 and $191 at September 30, 2005 and December 31, 2004, respectively	4,270	4,732

Total assets	$975,454	$724,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$416,987	$342,854
Accounts payable and accrued expenses	20,932	17,140
Dividends/distributions payable	7,338	5,726
Other liabilities	2,811	3,122

Total liabilities	448,068	368,842

Minority interest in operating partnership	7,044	8,321
Commitments and contingencies (Note 10)

Preferred stock, $.01 par value; 100,000,000 shares authorized: Series A Cumulative Redeemable Preferred Stock; 3,000,000 shares issued and outstanding at September 30, 2005	72,360	—
Common stock, $.01 par value; 500,000,000 shares authorized; 51,674,699 shares and 40,002,011 shares issued at September 30, 2005 and December 31, 2004, respectively	516	400
Additional paid-in capital	478,699	366,856
Treasury stock, at cost; 83,694 shares and 71,242 shares at September 30, 2005 and December 31, 2004, respectively	(936)	(801)
Unearned compensation	(4,067)	(6,182)
Cumulative dividends in excess of net income	(26,230)	(12,795)

Total stockholders’ equity	520,342	347,478

Total liabilities and stockholders’ equity	$975,454	$724,641

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE
Rooms	$41,574	$24,722	$115,470	$53,265
Food and beverage	16,765	9,698	52,195	23,482
Other	2,476	1,594	6,556	3,255

Total revenue	60,815	36,014	174,221	80,002

EXPENSES
Hotel operating expenses:
Rooms	9,452	5,879	26,077	11,969
Food and beverage	11,705	7,546	34,805	18,034
Other direct	1,119	910	3,202	1,987
Indirect	23,319	13,444	64,982	29,270

Total hotel operating expenses	45,595	27,779	129,066	61,260
Depreciation and amortization	6,297	3,192	16,311	6,918
Corporate general and administrative:
Stock-based compensation	775	758	2,432	2,348
Other	1,487	1,494	4,918	4,457

Total operating expenses	54,154	33,223	152,727	74,983

Operating income	6,661	2,791	21,494	5,019
Interest income	273	252	791	927
Interest expense	6,584	2,852	17,801	3,498
Foreign currency exchange gain	46	—	86	—

Income before income taxes and minority interest in operating partnership	396	191	4,570	2,448
Income tax benefit	432	392	536	959
Minority interest in operating partnership	(16)	(14)	(100)	(80)

Net income	812	569	5,006	3,327
Preferred stock dividends	(49)	—	(49)	—

Net income available to common stockholders	$763	$569	$4,957	$3,327

Net income per common share:
Basic	$.02	$.01	$.12	$.08
Diluted	$.02	$.01	$.12	$.08

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock				Additional Paid-In Capital	Unearned Compensation	Cumulative Dividends in Excess of Net Income	Total
			Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2004	—	$—	40,002,011	$400	(71,242)	$(801)	$366,856	$(6,182)	$(12,795)	$347,478
Sale of common stock, net of underwriters’ fees and issuance costs	—	—	11,500,000	115	—	—	110,496	—	—	110,611
Sale of Series A Cumulative Redeemable Preferred Stock, net of underwriters’ fees and issuance costs	3,000,000	72,360	—	—	—	—	—	—	—	72,360
Issuance of common stock related to redemption of Operating Partnership units	—	—	142,688	1	—	—	1,225	—	—	1,226
Issuance of restricted common stock to employees	—	—	20,000	—	—	—	206	(206)	—	—
Issuance of unrestricted common stock to directors	—	—	10,000	—	—	—	110	—	—	110
Purchase of treasury stock	—	—	—	—	(12,452)	(135)	—	—	—	(135)
Amortization of unearned compensation	—	—	—	—	—	—	—	2,321	—	2,321
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(194)	—	—	(194)
Declaration of dividends on common stock	—	—	—	—	—	—	—	—	(18,441)	(18,441)
Net income	—	—	—	—	—	—	—	—	5,006	5,006

Balances at September 30, 2005	3,000,000	$72,360	51,674,699	$516	(83,694)	$(936)	$478,699	$(4,067)	$(26,230)	$520,342

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,006	$3,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,311	6,918
Amortization of deferred financing costs	786	64
Amortization of discount on mortgage loan	54	3
Change in fair value of interest rate swap	(408)	(4)
Minority interest in operating partnership	100	80
Stock-based compensation	2,432	2,348
Changes in assets and liabilities:
Accounts receivable, net	(7,066)	(1,889)
Prepaid expenses and other assets	(71)	(1,768)
Accounts payable and accrued expenses	2,554	7,665
Payable to affiliates	—	(1,328)

Net cash provided by operating activities	19,698	15,416

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(107,333)	(416,743)
Payment of value-added taxes (VAT) related to foreign hotel acquisition	(3,509)	—
Deposit on hotel property acquisition	—	(8,000)
Improvements and additions to hotel properties	(35,948)	(2,568)
Change in restricted cash	17,933	(37,465)

Net cash used in investing activities	(128,857)	(464,776)

Cash flows from financing activities:
Proceeds from sale of common stock	110,888	—
Proceeds from sale of preferred stock	72,638	—
Payment of issuance costs related to sale of common and preferred stock	(555)	(1,893)
Purchase of treasury stock	(135)	—
Proceeds from issuance of long-term debt	77,050	265,000
Principal payments on long-term debt	(2,971)	(269)
Payment of deferred financing costs	(324)	(3,099)
Deposit on loan application	(223)	—
Payment of dividends to common stockholders	(16,809)	(5,198)
Payment of distributions to minority interests	(366)	(125)

Net cash provided by financing activities	239,193	254,416

Net increase (decrease) in cash	130,034	(194,944)
Cash and cash equivalents, beginning of period	75,481	225,630

Cash and cash equivalents, end of period	$205,515	$30,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,758	$3,155
Assumption of mortgage loans related to hotel acquisitions	—	28,343
Assumption of interest rate swap related to hotel acquisition	—	948
Issuance of Operating Partnership units in exchange for equity interests	—	125
Issuance of restricted common stock to employees	206	1,258
Issuance of unrestricted common stock to directors	110	129
Issuance of common stock related to redemption of Operating Partnership units	1,226	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired three hotel properties. Since the IPO and the acquisition of its first three hotel properties, the Company has acquired 17 hotel properties. As of September 30, 2005, the Company owned 20 hotel properties with 5,885 rooms located in 11 states and Mexico.

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three and nine months ended September 30, 2005 and 2004.

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

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the three and nine months ended September 30, 2005 was $50,000 and $0.3 million, respectively.

Minority Interest in Operating Partnership—Certain hotel properties have been acquired by the Operating Partnership, in part, through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or shares of the Company’s common stock and after each purchase of

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

treasury stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted average percentage ownership throughout the period.

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

Earnings Per Share—Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less dividends on unvested restricted common stock, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less dividends on unvested restricted common stock, by the weighted average number of common shares outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants. The outstanding Operating Partnership units (which may be redeemed for common shares) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

Stock-Based Compensation—The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. For restricted stock awards, the Company records unearned compensation equal to the number of shares awarded multiplied by the average price of the Company’s common stock on the date of the award, less the purchase price for the stock, if any. Unearned compensation is amortized using the straight-line method over the vesting period. For unrestricted stock awards, the Company records

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense on the date of the award equal to the number of shares awarded multiplied by the closing price of the Company’s common stock on the date of the award, less the purchase price for the stock, if any.

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

Foreign Currency—The U.S. dollar is the functional currency for the Company’s subsidiaries operating in Mexico. Monetary assets and liabilities are remeasured at the exchange rate in effect at the end of each period and nonmonetary assets and liabilities are remeasured at historical rates. Revenue and expenses denominated in a currency other than the U.S. dollar are remeasured into U.S. dollars at the average exchange rates in effect during each period. Gains and losses from foreign currency remeasurement are included in the consolidated statements of operations.

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

On April 15, 2005, the Company acquired the 332-room Tucancun Beach Resort and Villas in Cancun, Mexico for approximately $32.5 million. The Company borrowed $15 million under its term loan facility to fund a portion of the acquisition. In conjunction with the acquisition, the Company paid $3.5 million of value-added taxes (VAT). The Company has filed a VAT refund request with the Mexican taxing authorities and recorded a $3.5 million receivable, which is included in prepaid expenses and other assets in the consolidated balance sheet. For Mexican property law purposes, legal title to the hotel is held by J.P. Morgan S.A., in trust for the Company, as the sole beneficiary. As the sole beneficiary of such trust, the Company can lease the hotel or cause J.P. Morgan S.A. to transfer title to the hotel. The Company converted the Tucancun Beach Resort and Villas to the Barceló brand and entered into long-term management and consulting agreements with separate subsidiaries of Barceló.

On July 14, 2005, the Company acquired the 410-room Wyndham Palm Springs hotel in Palm Springs, California for approximately $57.1 million. In conjunction with the acquisition, the Company assumed a sub-lease agreement for the land underlying the hotel with an initial term ending December 2059, with the right to extend the term an additional 25 years. The acquisition was funded with proceeds from the issuance of a $37.1 million loan, secured by the Wyndham Palm Springs hotel, and a portion of a $25 million borrowing under the Company’s term loan facility. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property under a Wyndham license agreement.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2005 Acquisitions
Land and land improvements	$6,218
Buildings and leasehold improvements	93,911
Furniture, fixtures and equipment	6,700
Cash	43
Accounts receivable, net	240
Prepaid assets and other assets	2,325
Accounts payable and accrued expenses	(1,388)

Net assets acquired	$108,049

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2005 and 2004 as if the Sheraton Annapolis hotel, Tucancun Beach Resort and Villas, and Wyndham Palm Springs hotel acquisitions, as well as the 12 hotel acquisitions that occurred in 2004, had taken place on January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenue	$61,115	$61,132	$188,817	$191,399
Total operating expenses	54,658	55,276	164,280	165,861
Operating income	6,457	5,856	24,537	25,538
Net income (loss)	483	(238)	5,580	6,487
Net income (loss) available to common stockholders	434	(238)	5,531	6,487
Net income (loss) per common share:
Basic	.01	(.01)	.13	.16
Diluted	.01	(.01)	.13	.16

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Land and land improvements	$73,532	$67,314
Buildings and leasehold improvements	601,197	491,537
Furniture, fixtures and equipment	51,578	29,336
Construction-in-progress	9,049	4,550

	735,356	592,737
Less: accumulated depreciation and amortization	(30,333)	(14,022)

	$705,023	$578,715

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Long-Term Debt

On April 13, 2005, the Company borrowed $15 million under its term loan facility to fund a portion of the Barceló Tucancun Beach resort acquisition. On July 11, 2005, the Company borrowed $25 million under its term loan facility to fund a portion of the Wyndham Palm Springs hotel acquisition. As of September 30, 2005, the Company had drawn down $90 million under the term loan facility.

On July 14, 2005, in connection with the Wyndham Palm Springs hotel acquisition, the Company completed a $37.1 million financing, secured by the Wyndham Palm Springs hotel. The loan bears a fixed annual interest rate of 5.35% and matures on August 1, 2012. Principal payments will commence in August 2007 and will be based on a 30-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

In connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, the Company completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing 12 months declines below a specified threshold. For the 12 months ended September 30, 2005, net cash flow from the four hotel properties did not exceed the specified threshold. Accordingly, the loan servicer has the right to retain in escrow excess cash flow from the four hotel properties until the hotels generate the minimum cash flow required for three consecutive months, at which time the cash being held in escrow will be released to the Company.

As of September 30, 2005, the Company was in compliance with the financial covenants contained in its other loan agreements.

6. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income available to common stockholders	$763	$569	$4,957	$3,327
Less: dividends on unvested restricted common stock	(88)	(82)	(260)	(198)

Net income available to common stockholders after dividends on unvested restricted common stock	$675	$487	$4,697	$3,129

Denominator:
Weighted average number of common shares outstanding—basic	39,835,652	39,092,011	39,557,325	39,085,659
Effect of dilutive securities:
Unvested restricted common stock	238,277	261,333	163,847	219,904
Warrants	93,120	71,934	66,144	87,707

Weighted average number of common shares outstanding—diluted	40,167,049	39,425,278	39,787,316	39,393,270

Net income per common share:
Basic	$.02	$.01	$.12	$.08
Diluted	$.02	$.01	$.12	$.08

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Cash Distributions

On December 15, 2004, the Company’s board of directors declared a cash distribution to common stockholders of the Company and partners of the Operating Partnership of record as of December 31, 2004. The cash distribution of $.14 per common share and partnership unit was paid on January 14, 2005.

On March 10, 2005, the Company’s board of directors declared a cash distribution to common stockholders of the Company and partners of the Operating Partnership of record as of March 31, 2005. The cash distribution of $.14 per common share and partnership unit was paid on April 15, 2005.

On May 19, 2005, the Company’s board of directors declared a cash distribution to common stockholders of the Company and partners of the Operating Partnership of record as of June 30, 2005. The cash distribution of $.14 per common share and partnership unit was paid on July 15, 2005.

On September 17, 2005, the Company’s board of directors declared a cash distribution to common stockholders of the Company and partners of the Operating Partnership of record as of September 30, 2005. The cash distribution of $.14 per common share and partnership unit was paid on October 14, 2005.

8. Capital Stock

Common Stock—On September 28, 2005, the Company completed an underwritten public offering of 11,500,000 shares of common stock, including 1,500,000 shares issued as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting fees and issuance costs, the Company generated net proceeds of approximately $110.6 million.

Preferred Stock—On September 28, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock. After deducting underwriting fees and issuance costs, the Company generated net proceeds of approximately $72.4 million.

Holders of Series A Cumulative Redeemable Preferred Stock are entitled to receive, when and as authorized by the Company’s board of directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.875% per annum of the $25 per share liquidation preference, equivalent to $1.96875 per annum per share. Dividends on the Series A Cumulative Redeemable Preferred Stock are cumulative from the date of original issuance and will be payable quarterly in arrears on or about the 15th day of each of February, May, August and November. The Series A Cumulative Redeemable Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends; the Company will not declare or pay any dividends, or set aside any funds for the payment of dividends, on its common stock unless the Company also has declared and either paid or set aside for payment the dividends on the Series A Cumulative Redeemable Preferred Stock.

The Company cannot redeem the Series A Cumulative Redeemable Preferred Stock prior to September 28, 2010, except in certain limited circumstances related to the ownership limitation necessary to preserve the Company’s qualification as a REIT. On and after September 28, 2010, the Company, at its option, can redeem the Series A Cumulative Redeemable Preferred Stock, in whole or from time to time in part, at a redemption price of $25 per share, plus any accrued and unpaid dividends. In general, the holders of Series A Cumulative Redeemable Preferred Stock have no voting rights.

Treasury Stock—For the nine months ended September 30, 2005, the Company purchased 12,452 shares of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for, at the sole discretion of the Operating Partnership, either shares of the Company’s common stock on a one-for-one basis or cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company.

In February 2005, a limited partner caused the Operating Partnership to redeem its units in exchange for 142,688 shares of the Company’s common stock. As of September 30, 2005, the total number of Operating Partnership units outstanding owned by third-party limited partners was 824,523.

9. Related-Party Transactions

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.4 million. The entity that sold the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A., which is the parent company of Barceló Crestline Corporation, which sponsored the Company’s formation and IPO.

Management Agreements—As of September 30, 2005, 11 of the Company’s 20 hotels operated pursuant to management agreements with Crestline Hotels & Resorts, Inc., which is a wholly owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be due annually in arrears within 105 days after the end of each fiscal year and will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. Crestline Hotels & Resorts will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts at 4.5% of gross revenues for each fiscal year.

For the three months ended September 30, 2005 and 2004, the Company paid Crestline Hotels & Resorts approximately $0.7 million and $0.4 million, respectively, in management fees. For the nine months ended September 30, 2005 and 2004, the Company paid Crestline Hotels & Resorts approximately $2.1 million and $1.1 million, respectively, in management fees.

As of September 30, 2005, the Barceló Tucancun Beach resort operated pursuant to management and consulting agreements with separate subsidiaries of Barceló. The initial term of the management agreement is five years and will be automatically extended for four successive five-year periods, unless terminated because of a default of the manager or the manager elects not to renew. Barceló receives a base management fee, and if the hotel meets and exceeds a certain performance threshold, an incentive management fee. The base management fee is 3% of total gross revenues from the hotel. The incentive management fee, if any, will be equal to 15% of the amount by which operating income for the fiscal year exceeds 12% of the Company’s capitalized investment in the hotel. Barceló will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 12% of the Company’s capitalized investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Barceló at 7.5% of gross revenues for each fiscal year.

The consulting agreement is coterminous with the management agreement; provided, however, that Barceló can terminate the consulting agreement upon 90 days notice. Pursuant to the consulting agreement, Barceló will

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three and nine months ended September 30, 2005, the Company paid separate subsidiaries of Barceló approximately $73,000 and $143,000, respectively, in management and consulting fees.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended September 30, 2005 and 2004, the Company paid Barceló Crestline approximately $36,000 and $70,000, respectively, under this arrangement. For the nine months ended September 30, 2005 and 2004, the Company paid Barceló Crestline approximately $162,000 and $210,000, respectively, under this arrangement.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company leases the land underlying the Wyndham Palm Springs hotel pursuant to a sub-lease agreement with an initial term ending December 2059, with the right to extend the term an additional 25 years. Annual rent due under the lease is the greater of base rent or percentage rent. Base rent for the years 2005 through 2009 is approximately $0.9 million. Base rent increases every five years over the remaining term of the lease by the increase in the CPI over that same five-year period; however, the increase in base rent every five years will not be increased by an amount greater than 30% of the base rent for the preceding five-year period. Annual percentage rent is equal to the sum of 4% of rooms gross receipts, 2% of food and beverage gross receipts, and 10% of tenant rentals.

Management Agreements—As of September 30, 2005, the Company’s hotel properties operated pursuant to long-term agreements with six management companies, including Crestline Hotels & Resorts, Inc. (11 hotels), Marriott International, Inc. (3 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), Sage Hospitality Resources (1 hotel), and Grubarges Gestión Hotelera Mexicana SA de CV (1 resort). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of September 30, 2005, 14 of the Company’s 20 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Five of the Company’s 20 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Courtyard Boston Tremont hotel, and the Courtyard Denver Airport hotel, are managed by Hyatt Corporation or Marriott International, Inc. The management agreements for these five hotel properties allow the hotel property to operate under the respective brand. The management agreement for the Barceló Tucancun Beach resort allows the hotel property to operate under the Barceló brand.

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

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

11.	Subsequent Events

On October 5, 2005, the Company sold an additional 200,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting fees and issuance costs, the Company generated net proceeds of approximately $4.8 million.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 7, 2005, the Company completed a $10 million financing secured by the Sheraton Annapolis hotel. The loan bears a fixed annual interest rate of 5.21% and matures on November 1, 2012. Principal payments will commence in November 2007 and will be based on a 30-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing wind and water damage to the Barceló Tucancun Beach resort. The damage was concentrated on the grounds of the hotel, as well as the first level of the hotel, including significant structural damage to the sea wall and flood damage to the lobby, restaurant and pool areas. As of the date hereof, the resort is closed. The Company is currently working with Barceló and its insurance carrier to assess the extent of the property damage and loss of business. The Company’s insurance coverage for the property entitles it to receive payments for business interruption, as well as recoveries for damage to the property as a result of the hurricane. Income resulting from business interruption insurance will not be recognized until all contingencies are resolved.

On October 24, 2005, the Company acquired the 385-room Hilton Boston Back Bay hotel in Boston, Massachusetts for $110 million, plus customary closing costs. The Company entered into a long-term agreement with Hilton Hotels Corporation to manage the hotel property.

On October 31, 2005, the Company entered into a definitive agreement to acquire the 294-room Westin Princeton at Forrestal Village in Princeton, New Jersey from Starwood Hotels & Resorts for $53.5 million, plus customary closing costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired three hotel properties. Since the IPO and the acquisition of our first three hotel properties, we have acquired 17 hotel properties (not including the 385-room Hilton Boston Back Bay hotel acquired on October 24, 2005). As of September 30, 2005, we owned the following 20 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005

Total number of rooms	5,885

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

Executive Summary of Third Quarter Events

The lodging industry continued to demonstrate strong operating fundamentals during the third quarter 2005. According to Smith Travel Research (“STR”), RevPAR industry wide in the United States increased 8.3% for the three months ended September 30, 2005, as compared to the same period in 2004. For the third quarter 2005, demand growth for hotel rooms continued to outpace supply growth. According to STR, for the three months ended September 30, 2005, demand for hotel rooms increased by 3.0% and supply growth increased 0.4%, as compared to the same period in 2004. With demand growth expected to continue to outpace supply growth over the next couple of years, industry occupancy should continue to move higher and position our industry for additional pricing power.

We were pleased with the performance of our hotel portfolio in the third quarter 2005. We continue to assess the performance of our portfolio based on two categories: stabilized hotels and rebranded/renovated hotels. Rebranded/renovated includes hotels that are currently going through, or have recently gone through, significant renovation and/or in the process of changing, or have recently changed, their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts. We continued to see strong RevPAR increases for our stabilized hotels in the third quarter 2005. For the third quarter 2005, RevPAR for our stabilized hotels increased 9.8% as compared to the third quarter 2004. In addition, our stabilized hotels’ operating margins continued to improve during the third quarter 2005. Hotel operating income for our stabilized hotels increased 23.6% to $8.0 million in the third quarter 2005 as compared to the third quarter 2004, and hotel operating income margins increased 3.4 percentage points to 28.7%.

As for our rebranded/renovated hotels, our renovation and rebranding efforts continued to adversely impact our overall hotel portfolio’s results in the third quarter 2005. For the third quarter 2005, RevPAR for the rebranded/renovated hotels decreased 0.2% as compared to the third quarter 2004. Hotel operating income for the rebranded/renovated hotels increased 1.2% to $6.7 million in the third quarter 2005 as compared to the third quarter 2004, and hotel operating income margins increased 0.6 percentage points to 24.0%. Although the rebranded/renovated hotels trailed our stabilized hotels in terms of RevPAR and hotel operating income margin increases in the third quarter 2005 versus third quarter 2004, we continued to see significant improvements from the similar comparisons in the first quarter and second quarter. A large part of the improvements can be attributed to the higher ADRs we are achieving as rooms come back on line at the renovated properties. For the third quarter 2005, ADR for the rebranded/renovated hotels increased 8.1% as compared to the third quarter 2004.

As of September 30, 2005, renovation activities had been completed at the Plaza San Antonio Marriott hotel, the Hyatt Regency Savannah hotel, the Crowne Plaza Atlanta-Ravinia hotel, and the Hyatt Regency Wind Watch Long Island hotel. Renovation activities continued during the third quarter 2005 at the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, and the Radisson Mount Laurel hotel and are expected to continue through the remainder of 2005 and into 2006. We continue to believe that the renovation and rebranding efforts that have taken place to-date and will continue over the next couple of quarters will position us well to take advantage of the continuing recovery in the lodging industry in 2006 and 2007.

At the end of the third quarter 2005, we completed underwritten public offerings of common stock and Series A Cumulative Redeemable Preferred Stock. Including the exercise of the underwriters’ over-allotment options, we generated net proceeds, after underwriters’ fees and issuance costs, of approximately $188 million. On October 24, 2005, we acquired the Hilton Boston Back Bay hotel in Boston, Massachusetts for $110 million. On October 31, 2005, we announced the signing of a definitive agreement to acquire the 294-room Westin Princeton at Forrestal Village in Princeton, New Jersey from Starwood Hotels & Resorts for $53.5 million. We continue to actively pursue investment opportunities in the United States, but we will be prudent in spending capital given the competitive hotel acquisition environment.

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing wind and water damage to the Barceló Tucancun Beach resort. The damage was concentrated on the grounds of the hotel, as well as the first level of the hotel, including significant structural damage to the sea wall and flood damage to the lobby, restaurant and pool areas. The resort is currently closed, and based on the initial assessment of the damage, we do not expect it to open for business before the end of 2005. We are currently working with Barceló and our insurance carrier to assess the extent of the property damage and loss of business. Our insurance coverage for the property entitles us to receive payments for business interruption, as well as recoveries for damage to the property as a result of the hurricane. Income resulting from business interruption insurance will not be recognized until all contingencies are resolved. We expect that insurance proceeds will be sufficient to cover the property damage to the hotel and the near-term loss of business.

Results of Operations

Comparison of three months ended September 30, 2005 and 2004

Results of operations for the three months ended September 30, 2005 include the operating activity of 19 hotels for a full quarter and one hotel for a partial quarter. Results of operations for the three months ended September 30, 2004 include the operating activity of eight hotels for a full quarter and nine hotels for a partial quarter (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the three months ended September 30, 2005 versus the three months ended September 30, 2004 are not meaningful due to the lack of comparability.

Revenues—Total revenue for the three months ended September 30, 2005 was $60.8 million, as compared to $36.0 million for the comparable period in 2004. Total revenue for the three months ended September 30, 2005 included rooms revenue of $41.6 million, food and beverage revenue of $16.8 million, and other revenue of $2.5 million. Total revenue for the three months ended September 30, 2004 included rooms revenue of $24.7 million, food and beverage revenue of $9.7 million, and other revenue of $1.6 million.

Included in the following table is a comparison of the key operating metrics for our hotel portfolio for the three months ended September 30, 2005 and 2004. The comparison does not include results of operations for the Wyndham Palm Springs hotel, which was acquired on July 14, 2005, and the Barceló Tucancun Beach resort. Since 10 of our hotels owned as of September 30, 2005 were acquired at various times in the three months ended September 30, 2004 and in 2005, the key operating metrics for those 10 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended September 30, 2004. Management currently assesses the performance of its hotel portfolio based on two categories: stabilized and rebranded/renovated. Rebranded/renovated includes hotels that are currently going through, or have recently gone through, significant renovation and/or in the process of changing, or have recently changed, their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts.

	Three Months Ended September 30,
	2005			2004 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized (11 hotels)	75.7%	$113.18	$85.67	73.1%	$106.83	$78.05
Rebranded/Renovated (7 hotels)	67.3%	$120.56	$81.19	73.0%	$111.48	$81.37
Total (18 hotels)	71.5%	$116.68	$83.41	73.0%	$109.17	$79.72

For the three months ended September 30, 2005, RevPAR for our stabilized hotels increased 9.8% to $85.67 from the comparable period in 2004. Occupancy increased by 2.6 percentage points to 75.7%, while ADR increased by 5.9%. For our rebranded/renovated hotels, RevPAR decreased 0.2% to $81.19 from the comparable period in 2004. Occupancy decreased by 5.7 percentage points to 67.3%, while ADR increased by 8.1%. For the total 18 hotels, RevPAR increased by 4.6% to $83.41 from the comparable period in 2004. Occupancy decreased by 1.5 percentage points to 71.5%, while ADR increased by 6.9%.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2005 were $45.6 million, as compared to $27.8 million for the comparable period in 2004. Direct hotel operating expenses for the three months ended September 30, 2005 included rooms expenses of $9.5 million, food and beverage expenses of $11.7 million, and other direct expenses of $1.1 million. Direct hotel operating expenses for the three months ended September 30, 2004 included rooms expenses of $5.9 million, food and beverage expenses of $7.5 million, and other direct expenses of $0.9 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended September 30, 2005 were $23.3 million, as compared to $13.4 million for the comparable period in 2004.

Hotel operating income and margins—Included in the following table is a comparison of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the three months ended September 30, 2005 and 2004. The comparison does not include results of operations for the Wyndham Palm Springs hotel and the Barceló Tucancun Beach resort. Since 10 of our hotels owned as of September 30, 2005 were acquired at various times in the three months ended September 30, 2004 and in 2005, the hotel operating income and hotel operating income margins for those 10 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended September 30, 2004.

	Three Months Ended September 30,
	2005		2004 (Pro Forma)
	$ (1)%		$ (1)%
Stabilized (11 hotels)	$8.0	28.7%	$6.5	25.3%
Rebranded/Renovated (7 hotels)	$6.7	24.0%	$6.6	23.4%
Total (18 hotels)	$14.7	26.4%	$13.1	24.3%

(1)	in millions

For the three months ended September 30, 2005, hotel operating income for our stabilized hotels increased 23.6% to $8.0 million from the comparable period in 2004 and hotel operating income margins increased by 3.4 percentage points to 28.7%. For our rebranded/renovated hotels, hotel operating income increased 1.2% to $6.7 million from the comparable period in 2004 and hotel operating income margins increased by 0.6 percentage points to 24.0%. For the total 18 hotels, hotel operating income increased by 12.3% to $14.7 million from the comparable period in 2004 and hotel operating income margins increased by 2.1 percentage points to 26.4%.

Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2005 was $6.3 million, as compared to $3.2 million for the comparable period in 2004.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended September 30, 2005 and 2004 were $2.3 million. Included in corporate general and administrative expenses for the three months ended September 30, 2005 and 2004 was $0.8 million of non-cash stock-based compensation expense.

Interest income—Interest income for the three months ended September 30, 2005 and 2004 was $0.3 million.

Interest expense—Interest expense for the three months ended September 30, 2005 was $6.6 million, as compared to $2.9 million for the comparable period in 2004. As of September 30, 2005, our weighted average interest rate on our long-term debt was 6.35%.

Income tax benefit—Income tax benefit for the three months ended September 30, 2005 and 2004 was $0.4 million. The income tax benefits resulted primarily from taxable operating losses incurred by our TRS for the three months ended September 30, 2005 and 2004.

Net income—Net income for the three months ended September 30, 2005 was $0.8 million, as compared to $0.6 million for the comparable period in 2004, due to the items discussed above.

Comparison of nine months ended September 30, 2005 and 2004

Results of operations for the nine months ended September 30, 2005 include the operating activity of 17 hotels for a full nine months and three hotels for a partial nine months. Results of operations for the nine months ended September 30, 2004 include the operating activity of five hotels for a full nine months and 12 hotels for a partial nine months (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 are not meaningful due to the lack of comparability.

Revenues—Total revenue for the nine months ended September 30, 2005 was $174.2 million, as compared to $80.0 million for the comparable period in 2004. Total revenue for the nine months ended September 30, 2005 included rooms revenue of $115.5 million, food and beverage revenue of $52.2 million, and other revenue of $6.6 million. Total revenue for the nine months ended September 30, 2004 included rooms revenue of $53.3 million, food and beverage revenue of $23.5 million, and other revenue of $3.3 million.

Included in the following table is a comparison of the key operating metrics for our hotel portfolio for the nine months ended September 30, 2005 and 2004. The comparison does not include results of operations for the Wyndham Palm Springs hotel, which was acquired on July 14, 2005, and the Barceló Tucancun Beach resort. Since 13 of our hotels owned as of September 30, 2005 were acquired at various times in 2004 and 2005, the key operating metrics for those 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, nine months ended September 30, 2004.

	Nine Months Ended September 30,
	2005			2004 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized (11 hotels)	76.0%	$114.63	$87.12	72.9%	$108.08	$78.80
Rebranded/Renovated (7 hotels)	62.2%	$120.95	$75.18	70.6%	$114.59	$80.91
Total (18 hotels)	69.0%	$117.51	$81.09	71.7%	$111.32	$79.87

For the nine months ended September 30, 2005, RevPAR for our stabilized hotels increased 10.6% to $87.12 from the comparable period in 2004. Occupancy increased by 3.1 percentage points to 76.0%, while ADR increased by 6.1%. For our rebranded/renovated hotels, RevPAR decreased 7.1% to $75.18 from the comparable period in 2004. Occupancy decreased by 8.4 percentage points to 62.2%, while ADR increased by 5.6%. For the total 18 hotels, RevPAR increased by 1.5% to $81.09 from the comparable period in 2004. Occupancy decreased by 2.7 percentage points to 69.0%, while ADR increased by 5.6%.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2005 were $129.1 million, as compared to $61.3 million for the comparable period in 2004. Direct hotel operating expenses for the nine months ended September 30, 2005 included rooms expenses of $26.1 million, food and beverage expenses of $34.8 million, and other direct expenses of $3.2 million. Direct hotel operating expenses for the nine months ended September 30, 2004 included rooms expenses of $12.0 million, food and beverage expenses of $18.0 million, and other direct expenses of $2.0 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the nine months ended September 30, 2005 were $65.0 million, as compared to $29.3 million for the comparable period in 2004.

Hotel operating income and margins—Included in the following table is a comparison of hotel operating income and hotel operating income margins for our hotel portfolio for the nine months ended September 30, 2005 and 2004. The comparison does not include results of operations for the Wyndham Palm Springs hotel and the Barceló Tucancun Beach resort. Since 13 of our hotels owned as of September 30, 2005 were acquired at various times in 2004 and 2005, the hotel operating income and hotel operating income margins for those 13 hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, nine months ended September 30, 2004.

	Nine Months Ended September 30,
	2005		2004 (Pro Forma)
	$ (1)%		$ (1)%
Stabilized (11 hotels)	$25.9	30.1%	$20.4	25.9%
Rebranded/Renovated (7 hotels)	$17.9	22.2%	$21.3	24.3%
Total (18 hotels)	$43.8	26.3%	$41.7	25.1%

(1)	in millions

For the nine months ended September 30, 2005, hotel operating income for our stabilized hotels increased 27.0% to $25.9 million from the comparable period in 2004 and hotel operating income margins increased by 4.2 percentage points to 30.1%. For our rebranded/renovated hotels, hotel operating income decreased 16.2% to $17.9 million from the comparable period in 2004 and hotel operating income margins decreased by 2.1 percentage points to 22.2%. For the total 18 hotels, hotel operating income increased by 4.9% to $43.8 million from the comparable period in 2004 and hotel operating income margins increased by 1.2 percentage points to 26.3%.

Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2005 was $16.3 million, as compared to $6.9 million for the comparable period in 2004.

Corporate general and administrative—Total corporate general and administrative expenses for the nine months ended September 30, 2005 were $7.4 million, as compared to $6.8 million for the comparable period in 2004. Included in corporate general and administrative expenses for the nine months ended September 30, 2005 and 2004 was $2.4 million and $2.3 million, respectively, of non-cash stock-based compensation expense.

Interest income—Interest income for the nine months ended September 30, 2005 and 2004 was $0.8 million and $0.9 million, respectively.

Interest expense—Interest expense for the nine months ended September 30, 2005 was $17.8 million, as compared to $3.5 million for the comparable period in 2004.

Income tax benefit—Income tax benefit for the nine months ended September 30, 2005 was $0.5 million, as compared to $1.0 million for the comparable period in 2004. The income tax benefits resulted primarily from taxable operating losses incurred by our TRS for the nine months ended September 30, 2005 and 2004.

Net income—Net income for the nine months ended September 30, 2005 was $5.0 million, as compared to $3.3 million for the comparable period in 2004, due to the items discussed above.

Non-GAAP Financial Measures

Funds from operations—Funds from operations, or FFO, is defined as net income (loss), plus real estate related depreciation and amortization. FFO available to common stockholders is defined as FFO less preferred stock dividends. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO and FFO available to common stockholders are useful financial performance measures for investors and management because they provide another indication of our performance prior to deduction of real estate related depreciation and amortization. The calculation of FFO and FFO available to common stockholders may vary from entity to entity, and as such, the presentation of FFO and FFO available to common stockholders by us may not be comparable to FFO and FFO available to common stockholders reported by other REITs. The following is a reconciliation between net income, FFO and FFO available to common stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$812	$569	$5,006	$3,327
Adjustment: Depreciation and amortization	6,297	3,192	16,311	6,918

FFO	7,109	3,761	21,317	10,245
Adjustment: Preferred stock dividends	(49)	—	(49)	—

FFO available to common stockholders	$7,060	$3,761	$21,268	$10,245

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$812	$569	$5,006	$3,327
Adjustments: Depreciation and amortization	6,297	3,192	16,311	6,918
Interest expense	6,584	2,852	17,801	3,498
Interest income	(273)	(252)	(791)	(927)
Income tax benefit	(432)	(392)	(536)	(959)

EBITDA	$12,988	$5,969	$37,791	$11,857

Neither FFO, FFO available to common stockholders, nor EBITDA represent cash generated from operating activities as determined by U.S. generally accepted accounting principles (“GAAP”) and neither should be considered as an alternative to GAAP net income, as an indication of our financial performance, or to cash flow from operating activities as determined by GAAP, as a measure of liquidity. In addition, FFO, FFO available to common stockholders, and EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Liquidity and Capital Resources

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the nine months ended September 30, 2005, net cash provided by operating activities was $19.7 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the nine months ended September 30, 2005, net cash used in investing activities was $128.9 million, including $107.3 million to purchase the Sheraton Annapolis hotel, the Tucancun Beach Resort and Villas, and the Wyndham Palm Springs hotel. In conjunction with the acquisition of the Tucancun Beach Resort and Villas, we paid $3.5 million of value-added taxes (VAT). We have filed a VAT refund request with the Mexican taxing authorities and expect to receive the cash back in the late fourth quarter 2005. We used $35.9 million in improvements and additions to our hotel properties, the majority of which was used for the major renovations taking place at seven of our hotel properties. We received a net $17.9 million from our restricted cash escrow accounts. The majority of the $17.9 million cash inflow related to reimbursements from one of our loan servicers that required us to escrow $27.5 million for renovations on the hotels that secure the lending.

For the nine months ended September 30, 2005, net cash provided by financing activities was $239.1 million. On September 28, 2005, we completed an underwritten public offering of 11,500,000 shares of common stock and 3,000,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock. After deducting underwriting fees and issuance costs, we generated net proceeds of approximately $183 million. We also generated $77.1 million in proceeds from the issuance of long-term debt in conjunction with the acquisition of the Tucancun Beach Resort and Villas and the Wyndham Palm Springs hotel. In addition, we used $17.2 million to pay dividends and distributions to common stockholders and holders of Operating Partnership units and $3.0 million to make principal payments on our long-term debt.

As of September 30, 2005, we had cash and cash equivalents of $205.5 million, restricted cash of $20.8 million, and $10 million of borrowing capacity under the term loan facility. On October 24, 2005, we acquired the 385-room Hilton Boston Back Bay hotel in Boston, Massachusetts for $110 million, plus customary closing costs. As of November 4, 2005, we had cash and cash equivalents of approximately $96 million. We intend to invest our remaining cash and cash equivalents and additional capacity under the term loan facility in hotel properties, either through planned renovations or new hotel acquisitions.

In connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, we completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing 12 months declines below a specified threshold. For the 12 months ended September 30, 2005, net cash flow from the four hotel properties did not exceed the specified threshold. The loan servicer has the right to retain in escrow excess cash flow from the four hotel properties until the hotels generate the minimum cash flow required for three consecutive months, at which time the cash being held in escrow will be released to us. Should the loan servicer retain excess cash flows from the four hotel properties, we do not expect it to have a significant impact on our ability to continue to service debt, pay dividends to stockholders, or acquire additional hotel properties.

Capital Expenditures

We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine maintenance, repairs and alterations will be paid out of a property improvement fund, which will be funded by a portion of hotel gross revenues. Routine repairs and maintenance will be administered by the management companies. However, we have approval rights over capital expenditures.

During 2005, major renovations were completed at the following hotel properties: a guest room, restaurant, lounge and lobby renovation at the Plaza San Antonio Marriott hotel; a guest room, restaurant, lounge and lobby renovation at the Crowne Plaza Atlanta-Ravinia hotel; a guest room, junior ballroom, restaurant, lounge and lobby renovation at the Hyatt Regency Savannah hotel; and a guest room, restaurant, lounge and lobby renovation at the Hyatt Regency Wind Watch Long Island hotel. Major renovation projects at three of our hotel properties will continue during the remainder of 2005 and into 2006. These projects include: a guest room, lobby and restaurant renovation at the Courtyard Boston Tremont hotel; a guest room, lobby, restaurant and ballroom renovation at the Hilton Parsippany hotel; and a guest room, restaurant, bar and lobby renovation at the Radisson Mount Laurel hotel.

We expect to spend approximately $60 million on the renovations at the seven hotel properties, of which approximately $35 million had been spent through September 30, 2005. For the three and nine months ended September 30, 2005, we spent approximately $7 million and $30.5 million, respectively, on the renovations. We expect that the majority of the remaining cash will be committed or spent by the end of the first quarter 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$70,585	$1,390	$2,748	$2,648	$63,799
Mortgage loans, including interest	410,510	23,449	47,486	55,543	284,032
Mezzanine loan, including interest	36,768	2,411	4,822	4,822	24,713
Term loan facility, including interest(2)	103,359	5,932	97,427	—	—

	$621,222	$33,182	$152,483	$63,013	$372,544

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under the ground and building lease agreements for the Portsmouth Renaissance hotel and adjoining conference center and the conference center and parking facility adjoining the Sugar Land Marriott hotel. The lease agreements provide for base rent payments each year and additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future. However, we do not expect to make additional rent payments over the next five years.
(2)	Assumes no additional borrowings under the term loan facility and interest payments based on the interest rate in effect as of September 30, 2005.

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

Stock-Based Compensation—We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. For restricted stock awards, we record unearned compensation equal to the number of shares awarded multiplied by the average price of our common stock on the date of the award, less the purchase price for the stock, if any. Unearned compensation is amortized using the straight-line method over the vesting period. For unrestricted stock awards, we record compensation expense on the date of the award equal to the number of shares awarded multiplied by the closing price of our common stock on the date of the award, less the purchase price for the stock, if any.

Revenue Recognition—Hotel revenues, including room, food and beverage, and other hotel revenues, are recognized as the related services are provided.

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of September 30, 2005. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

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

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of September 30, 2005, $315.9 million or 76% of our $417.2 million of long-term debt was fixed. Another $11.3 million was effectively fixed, as a result of an interest rate swap that fixes the interest rate on one of our mortgage loans at 7.34%. The remaining $90 million of our long-term debt was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical

10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $9.6 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.9 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.9 million annually. This assumes that the amount outstanding under our term loan facility remains at $90 million, the balance at September 30, 2005.

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

PART II

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P.

4.1	Articles Supplementary to Highland Hospitality Corporation’s Articles of Amendment and Restatement relating to the 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K dated September 27, 2005)

4.2	Form of Certificate for 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K dated September 27, 2005)

10.1	Leasehold Deed of Trust and Security Agreement, dated July 14, 2005, between HH Palm Springs LLC and Connecticut General Life Insurance Company

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: November 8, 2005	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)