Form 10-K
period 2005-12-31
HIGHLAND HOSPITALITY CORP
filed 2006-03-07
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 001-31906

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

HIGHLAND HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	57-1183293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8405 Greensboro Drive, Suite 500, McLean, Virginia 22102

Telephone Number (703) 336-4901

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $394,000,000, based on the closing price reported on the New York Stock Exchange. As of March 3, 2006, there were 51,802,343 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

HIGHLAND HOSPITALITY CORPORATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include those discussed in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K. These risks and uncertainties should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein.

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

PART I

Item 1.    Business

Overview

Highland Hospitality Corporation is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our initial public offering (“IPO”) and concurrently acquired three hotel properties. Since the IPO and the acquisition of our first three hotel properties, we have acquired 21 hotel properties. As of March 3, 2006, we owned 24 hotel properties with 7,381 rooms located in 12 states, Washington, DC, and Mexico.

Substantially all of our assets are held by, and all of our operations are conducted through, Highland Hospitality, L.P., our operating partnership (the “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 99% by us and approximately 1% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

Portsmouth Hotel Associates, LLC, which is considered our predecessor for accounting purposes, leases the 249-room Portsmouth Renaissance hotel and adjoining conference center located in Portsmouth, Virginia from the Industrial Development Authority of the City of Portsmouth, pursuant to two separate lease agreements, each for an initial term of 50 years ending May 2049. Portsmouth Hotel Associates, LLC was acquired for approximately $13 million, which included the issuance of 529,635 Operating Partnership units valued at approximately $1.1 million.

A/H-BCC Virginia Beach Hotel, LLC owned the 176-room Hilton Garden Inn Virginia Beach Town Center hotel located in Virginia Beach, Virginia. A/H-BCC Virginia Beach Hotel, LLC was acquired for approximately $20 million, which included the issuance of 285,376 Operating Partnership units valued at approximately $2.5 million. In addition, we have agreed to pay the third-party member additional purchase consideration in the form of Operating Partnership units if the Hilton Garden Inn Virginia Beach Town Center hotel exceeds certain agreed-upon operating results during the second 12-month period or third 12-month period following the opening date of the hotel.

Sugar Land Hotel Associates, L.P. owned the 300-room Sugar Land Marriott hotel and leased the adjoining conference center and parking facility located in Sugar Land, Texas from the Sugar Land Development Authority, pursuant to a lease agreement for a term of 99 years ending October 2102. Sugar Land Hotel Associates, L.P. was acquired for approximately $32.6 million, which included the issuance of 152,200

Operating Partnership units valued at approximately $0.3 million. In addition, we have agreed to pay Barceló Crestline up to $1.8 million in the form of Operating Partnership units as additional purchase consideration if the Sugar Land Marriott hotel exceeds certain agreed-upon operating results over the 36-month period following our acquisition of the hotel.

Since the IPO and the acquisition of the initial three hotel properties on December 19, 2003, we have acquired 21 hotel properties, consisting of 6,656 rooms, for an aggregate purchase price of approximately $925.5 million, including the assumption of mortgage debt of approximately $28.3 million. The hotel properties acquired were:

Property	Number of Rooms	Location	Acquired
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005
Nashville Renaissance	673	Nashville, TN	February 24, 2006

Total number of rooms	6,656

Business Strategy

We intend to evaluate our portfolio on a regular basis to determine if our hotel properties continue to satisfy our current investment criteria. We believe that the following investment criteria and strategies promote our continued growth and our total return to stockholders:

External Growth—We seek to focus our investments in upscale full-service, premium limited-service and extended-stay hotels located in major convention, business, resort and airport markets in the United States. We believe that these types of hotels currently offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. Within our target sectors, we seek to acquire hotel properties that have superior locations within their respective markets, are in markets with high barriers to entry, are market leaders or are new, or relatively new, properties and well-maintained. We also consider investments in hotel properties that possess sound operating fundamentals but are underperforming in their respective markets and would benefit from renovation, re-branding or a change in management.

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

Stabilized Assets—We believe that over the next several years, existing upscale full-service, premium limited-service and extended-stay hotels located in major convention, business, resort and airport markets in the United States will offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. Within our target sectors, we seek to acquire hotel properties that meet the following criteria:

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

Renovation, Repositioning and Re-branding Opportunities—We believe that there are opportunities to acquire hotel properties that possess sound operating fundamentals, but are underperforming in their respective markets and would benefit from renovation, repositioning or re-branding efforts. We intend to pursue opportunities for:

•	Re-branding—we investigate opportunities to re-brand certain hotels by determining which brands are available in the market, seeking to quantify the potential improvement in revenue generation and profitability and undertaking a cost/benefit analysis of investing capital to bring the property into compliance with the standards of the selected brand;

•	Renovation—we consider properties that are in prime locations and are structurally sound, but have been neglected and can be purchased at attractive prices and renovated and reintroduced into the market at a cost significantly lower than what would have been spent to acquire a stabilized property or to develop a new hotel of similar quality; or

•	New management—we intend to identify hotel properties that are underperforming due to poor management where we can acquire the properties at an attractive price and replace management with qualified managers, such as Barceló Crestline.

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

During 2005, major renovations were completed at the Plaza San Antonio Marriott hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Savannah hotel, and the Hyatt Regency Wind Watch Long Island hotel. In addition, major renovations were ongoing at the Courtyard Boston Tremont hotel, the Radisson Mount Laurel hotel (which we plan to convert to the Marriott brand upon completion), and the Hilton Parsippany hotel. The Courtyard Boston Tremont hotel and the Radisson Mount Laurel hotel projects are expected to be completed in March 2006 and the Hilton Parsippany project is expected to be completed in the fourth quarter 2006. Once completed, we expect to have invested approximately $60 million on the seven major renovations. We believe that the improved hotel properties are or will be well positioned to compete with the other leading hotels in their respective markets.

Strategic Alliance Agreement

On December 19, 2003, we entered into a seven-year strategic alliance agreement with Barceló Crestline pursuant to which (i) Barceló Crestline agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries, other than opportunities that primarily relate to third-party management arrangements offered to Barceló Crestline, and (ii) we agree to offer Barceló Crestline or its subsidiaries the right to manage hotel properties that we acquire in the United States, unless (a) a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage the acquired hotel, or (b) the hotel is encumbered by a management agreement that would extend beyond the date of our acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee). Crestline Hotels & Resorts, Inc., which is a wholly owned subsidiary of Barceló Crestline, currently manages 13 of our 24 hotel properties.

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

Management Agreements

Our hotels are managed and operated by third parties pursuant to management agreements with our TRS lessees. The initial terms of our management agreements are generally 10 to 20 years, subject, in some cases, to renewal options. We have seven different management companies operating our hotels. The management companies generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, and promoting and publicizing the hotels. In addition, the management companies provide all managerial and other employees for the hotels, oversee the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels.

Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee, if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. The management agreements also allow the management companies to charge our hotels for services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services; (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel; and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than at an individual hotel. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the management company or its affiliates.

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

Franchise Agreements

Of our 24 hotel properties, 15 currently operate pursuant to franchise agreements from national hotel companies. The initial terms of our franchise agreements are generally 20 to 30 years. Seven of our hotel properties, including the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Nashville Renaissance hotel, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, and the Hilton Boston Back Bay hotel, are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these seven hotel properties allow the hotel property to operate under the respective brand. With respect to our other two hotel properties, the management agreement for the Barceló Tucancun Beach resort allows the hotel property to operate under the Barceló brand and The Churchill hotel operates as an independent hotel.

We anticipate that most of the additional hotel properties that we acquire will operate pursuant to franchise agreements or management agreements that allow our hotel properties to operate under nationally recognized brands. We believe that the public’s perception of quality associated with a franchisor is an important feature in the operation of a hotel. Franchisors provide a variety of benefits for franchisees, which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards, and centralized reservation systems.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income (excluding net capital gains) to our stockholders. It is our current intention to adhere to these requirements and maintain our qualification for taxation as a REIT. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, local and, where applicable, foreign income taxes.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter months. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

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

Employees

As of March 3, 2006, we employed 15 persons, all of whom work at our corporate office in McLean, Virginia. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS lessees to operate such hotels.

Executive Officers

The following table lists our executive officers as of March 3, 2006:

Name	Age	Position
James L. Francis	43	President, Chief Executive Officer and Director

Tracy M.J. Colden	44	Executive Vice President, General Counsel and Secretary

Patrick W. Campbell	43	Executive Vice President and Chief Investment Officer

Douglas W. Vicari	46	Executive Vice President, Chief Financial Officer and Treasurer

Terrence P. O’Leary	50	Senior Vice President, Asset Management

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

Available Information

We maintain an Internet site, www.highlandhospitality.com, which contains additional information concerning Highland Hospitality Corporation. We make available free of charge through our Internet site our filings with the Securities and Exchange Commission as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. We also post on this website our Code of Business Conduct and Ethics, Principles of Corporate Governance, and the charters of our Audit, Compensation Policy, and Nominating and Corporate Governance Committees of our board of directors. We intend to disclose on our website any changes to, or waivers from, our Code of Business Conduct and Ethics. Information on our Internet site is neither part of nor incorporated into this Form 10-K.

Item 1A.    Risk Factors

Risks Related to Our Organization and Structure

Our failure to qualify as a REIT under the federal tax laws would result in adverse tax consequences.

The U.S. federal income tax laws governing REITs are complex.

We intend to operate in a manner that will qualify us as a real estate investment trust, or REIT, under the U.S. federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

Failure to qualify as a REIT would subject us to U.S. federal income tax and would subject us and our stockholders to other adverse consequences.

We believe that we have qualified for taxation as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2003. We intend to continue to operate as a REIT during future years, however, no assurance can be provided that we will qualify as a REIT. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our stockholders. Many of the REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We generally are prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to certain debt instruments and corporations electing to be taxable REIT subsidiaries. We are also required to distribute to stockholders at least 90% of our REIT taxable income (excluding capital gains). The fact that we hold most of our assets through the Operating Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the Internal Revenue Service might make changes to the tax laws and regulations, or the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates. As a taxable corporation, we would not be allowed to take a deduction for distributions to stockholders in computing our taxable income or pass through long term capital gains to individual stockholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our stockholders. This likely would have a significant adverse effect on our results of operations and the value of our common shares. In addition, we would no longer be required to pay any distributions to stockholders and all of our distributions to stockholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that stockholders taxed as individuals currently would be taxed on those dividends at capital gains rates and corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Internal Revenue Code. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

Failure to make required distributions would subject us to U.S. federal income tax.

In order to qualify as a REIT, each year we must pay out to our stockholders in distributions at least 90% of our taxable income, other than any net capital gains. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Our only source of funds to make these distributions comes from distributions that we receive from our Operating Partnership. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year.

Our taxable REIT subsidiary lessees are subject to federal, state, local and, where applicable, foreign income taxes.

HHC TRS Holding Corporation, the sole owner of all of the lessees of our hotel properties organized as limited liability companies, or TRS lessees, is subject to U.S. federal income tax on its taxable income, which will consist of the revenues from the hotels leased by the TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of the TRS lessees, through HHC TRS Holding Corporation, will allow us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to U.S. federal income tax. The after-tax net income of HHC TRS Holding Corporation is available for distribution to us.

We will incur a 100% excise tax on transactions with our TRS lessees that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS lessees to us exceeds an arm’s-length rental amount, such amount potentially will be subject to the excise tax. We intend that all transactions between us and our TRS lessees will be conducted on an arm’s-length basis and, therefore, that the rent paid by our TRS lessees to us will not be subject to the excise tax.

If our hotel leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for U.S. federal income tax purposes. There can be no assurance, however, that the Internal Revenue Service will agree with this view.

If HHC TRS Holding Corporation fails to qualify as a taxable REIT subsidiary, we would fail to qualify as a REIT.

We are able to lease our hotel properties to the TRS lessees, relying on an exception from the general prohibition against leasing to a related-party tenant. This exception permits a REIT to lease hotel properties to its taxable REIT subsidiaries. As our TRS lessees are wholly owned by HHC TRS Holding Corporation, they are disregarded as separate entities for U.S. federal income tax purposes and the leases are treated as if made with HHC TRS Holding Corporation. So long as HHC TRS Holding Corporation qualifies as a taxable REIT subsidiary of ours, we can lease the hotel properties to HHC TRS Holding Corporation and receive rents that qualify as rents from real property for the REIT gross income test purposes. We believe that HHC TRS Holding Corporation qualifies to be treated as a taxable REIT subsidiary for U.S. federal income tax purposes. We cannot assure you, however, that the Internal Revenue Service will not challenge its status as a taxable REIT subsidiary for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in disqualifying HHC TRS Holding Corporation from treatment as a taxable REIT subsidiary, we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests and, accordingly, we would fail to qualify as a REIT.

Despite our REIT status, we remain subject to various taxes.

Notwithstanding our status as a REIT, we are subject, through our ownership interest in our Operating Partnership and HHC TRS Holding Corporation, to certain U.S. federal, state, local and foreign taxes on our income and property. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership qualifies to be treated as a partnership for U.S. federal income tax purposes. As a partnership, it is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the Operating Partnership’s income. No assurance can be provided, however, that the Internal Revenue Service will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating our Operating Partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Provisions of our charter may limit the ability of a third party to acquire control of our company.

Our ownership limitations may restrict or prevent you from engaging in certain transfers of our common stock.

In order to maintain our REIT qualification, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the U.S. federal income tax laws to include various kinds of entities) during the last half of any taxable year. To preserve our REIT qualification, our charter contains an aggregate share ownership limit and a common share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit. Our charter provides that no person may directly or indirectly own more than 9.9% of the value of our outstanding shares of stock or more than 9.9% of the number of our outstanding shares of common stock. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their interest.

If anyone transfers shares in a way that would violate the aggregate share ownership limit or the common share ownership limit, or prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares or those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. Anyone who acquires shares in violation of the aggregate share ownership limit, the common share ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

Authority to issue stock.

Our charter authorizes our board of directors to issue up to 500,000,000 shares of common stock and up to 100,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses (for example, a classified board). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under the circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price.

Risks Related to Our Business

The ability of our board of directors to change our major corporate policies may not be in your interest.

Our board of directors determines our major corporate policies, including our acquisition, financing, growth, operations and distribution policies. Our board may amend or revise these and other policies from time to time without the vote or consent of our stockholders.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our President and Chief Executive Officer, our Executive Vice President and Chief Investment Officer, our Executive Vice President, General Counsel and Corporate Secretary and our Executive Vice President, Chief Financial Officer and Treasurer to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

We have conflicts of interest that may have affected the terms of our acquisition of our three initial properties and the related management agreements, as well as other management agreements we have subsequently entered into. We will have conflicts going forward with our chairman and one other director with respect to the management of our hotels by Barceló Crestline and the disposition of hotels acquired from Barceló Crestline.

There were conflicts of interest relating to the negotiation of the agreements pursuant to which we acquired interests in our three initial properties from Barceló Crestline. Bruce D. Wardinski, our chairman, was also the President and Chief Executive Officer of Barceló Crestline and served on an advisory committee of Barceló Corporación Empresarial, S.A., the parent company of Barceló Crestline. James L. Francis, another director and our President and Chief Executive Officer, was also the Chief Operating Officer and Chief Financial Officer of Barceló Crestline. In addition, two of our other senior executive officers were employees of Barceló Crestline at the time we negotiated and executed our agreements with Barceló Crestline to acquire our three initial properties, all of which are managed by a wholly owned subsidiary of Barceló Crestline under management contracts with our TRS lessees. Since then, subsidiaries of Barceló Crestline have also entered into similar agreements with our subsidiaries to manage 10 of our other 21 hotel properties. As a result, the agreements pursuant to which we acquired our initial properties and Barceló Crestline has agreed to manage the properties were not negotiated in an arm’s-length manner and the terms may be less favorable to us than we could have received from a third party.

Additionally, at the time of our IPO, we entered into a seven-year strategic alliance agreement with Barceló Crestline that requires Barceló Crestline, subject to certain exceptions, to refer to us, on an exclusive basis, any hotel investment opportunity which is presented to Barceló Crestline, and requires us to offer Barceló Crestline the opportunity to manage U.S. hotels that we acquire in the future unless a majority of our independent directors conclude in good faith for valid business reasons that another management company should manage one or more of such hotels. In addition to Mr. Wardinski, W. Reeder Glass, who became a director following the completion of the initial public offering, was at the time of his appointment and is also currently a director of Barceló Crestline and serves as Barceló Crestline’s designee pursuant to its right to nominate one director under the strategic alliance agreement. As a result, our board of directors may experience similar conflicts of interest with respect to any future acquisition of a hotel property by us from Barceló Crestline or its affiliates or in considering whether to engage Barceló Crestline to manage any of our hotel properties in the future.

In addition, because Barceló Crestline would receive a special allocation of taxable gain under the U.S. federal income tax rules relating to contributions of appreciated property to a partnership, if we dispose of one of more of our three initial properties in a taxable transaction, our board of directors may experience conflicts of interest with respect to any disposition of one or more of our three initial properties.

Our returns depend on management of our hotels by third parties.

In order to qualify as a REIT, we cannot operate our hotel properties or participate in the decisions affecting the daily operations of our hotels. Our TRS lessees may not operate the leased hotels and, therefore, they must enter into management agreements with eligible independent contractors which are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under a management agreement with our TRS lessees, will control the daily operations of our hotels.

Under the terms of the management agreements that we have entered into with these management companies to-date, our ability to participate in operating decisions regarding the hotels is limited. We depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, or RevPAR, and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with a TRS lessee, and then only to the extent of the remedies provided for under the terms of the management agreement. As a result, failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses.

Our leases with our TRS lessees will provide for the payment of rent based in part on revenues from our hotels. Our operating risks include not only changes in hotel revenues and changes to our lessee’s ability to pay the rent due under the leases, but also increased hotel operating expenses, including but not limited to the following:

•	wage and benefit costs;

•	repair and maintenance expenses;

•	energy costs;

•	property taxes;

•	insurance costs; and

•	other operating expenses.

Any increases in these operating expenses can have a significant adverse impact on our earnings and cash flow.

Operating our hotels under franchise agreements could adversely affect our distributions to our stockholders.

Our hotels will operate under franchise agreements, and we are subject to the risks that are found in concentrating our hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to one of our brands.

The maintenance of the franchise licenses for our hotels is subject to our franchisors’ operating standards and other terms and conditions. Our franchisors periodically inspect our hotels to ensure that we and our lessees and management companies follow their standards. Failure by us, one of our TRS lessees or one of our management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may also be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. As a condition of our continued holding of a franchise license, a franchisor could also possibly require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Nonetheless, we may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations or the underlying value of the hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more hotels could materially and adversely affect our revenues. This loss of revenues could, therefore, also adversely affect our financial condition, results of operations and cash available for distribution to stockholders.

Our ability to make distributions to our stockholders may be affected by factors in the lodging industry.

Operating risks.

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect our ability to make distributions to our stockholders.

We face competition for the acquisition of hotels, and we may not be able to complete acquisitions that we have identified.

One component of our business strategy is expansion through acquisitions, and we may not be successful in completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels, franchise-owned hotels and others who are engaged in the acquisition of hotels. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels we seek to acquire, and these competitors may succeed in acquiring those hotels themselves. Also, our potential acquisition targets may find our competitors to be more attractive acquirors because they may have greater marketing and financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our profitability may be reduced. Also, once we have identified potential acquisitions, such acquisitions are subject to the satisfactory completion of due diligence, the negotiation and execution of definitive agreements and the satisfaction of customary closing conditions, and we cannot assure you that we will be able to reach acceptable terms with the sellers or that these conditions will be satisfied.

Seasonality of hotel business.

The hotel industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to make distributions to our stockholders.

Investment concentration in particular segments of single industry.

Our entire business is hotel-related. Therefore, a downturn in the lodging industry, in general, and the segments in which we operate, in particular, will have a material adverse effect on our lease revenues and the net operating profits of our TRS lessees and amounts available for distribution to our stockholders.

Capital expenditures.

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. The franchisors of our hotels also require periodic capital improvements as a condition of keeping the franchise licenses. In addition, our lenders require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of all these capital improvements could adversely affect our financial condition and amounts available for distribution to our stockholders.

Our rebranding and renovation efforts could be subject to higher than anticipated costs and unexpected delays, which would adversely affect our investment returns, harm our operating results and reduce funds available for distributions to our stockholders.

Part of our business strategy is to invest in hotels that could benefit from rebranding and/or renovation efforts. Since inception in December 2003, we have completed these initiatives with respect to four of our properties and have three initiatives underway. We expect to invest approximately $60.0 million on these seven initiatives, of which approximately $38 million had been invested through December 31, 2005. We expect to continue to evaluate similar rebranding and renovation opportunities and will engage in them where we feel the economics are attractive. These opportunities are subject to the risks that we may:

•	not complete the projects on schedule or within budgeted amounts;

•	underestimate the costs or time necessary to bring the property up to the standards established for its intended market position; or

•	encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

Any of the foregoing circumstances could cause us to realize a lower return on our hotel investment than expected, thereby potentially reducing our revenue, harming our operating results or reducing funds available for distributions to our stockholders, which could result in a decline in the value of our common stock.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.

Some of our hotel rooms will be booked through Internet travel intermediaries such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us and our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to our lodging brands. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through Internet intermediaries increases significantly, room revenues may flatten or decrease and our profitability may be adversely affected.

The threat of terrorism has harmed the hotel industry generally, including our results of operations and these harmful effects may continue or worsen, particularly if there are further terrorist events.

The threat of terrorism has had a negative impact on hotel operations and caused a significant decrease in hotel occupancy and average daily rates due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas and near airports, such as many of our hotels, have been harmed due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. Future terrorist acts in the U.S. and abroad, terrorism alerts or outbreaks of hostilities could have a negative effect on travel, and correspondingly, on our business.

The attacks of September 11, 2001 had a dramatic adverse impact on business and leisure travel, hotel occupancy and RevPAR. While there have been recent improvements, the uncertainty associated with the continuing war on terrorism, the U.S.-led military action in Iraq and Afghanistan, and the possibility of future attacks may continue to hamper business and leisure travel patterns and, accordingly, the performance of our business.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We maintain comprehensive insurance on each of our hotel properties, including terrorism, liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that current coverage will continue to be available at reasonable rates. Because various types of catastrophic losses, such as those that may arise out of earthquakes and floods, may not be insurable at reasonable rates, we may not always obtain insurance against these losses. In the event of a substantial loss, our insurance coverage, if any, may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel or resort, as well as the anticipated future revenue from the hotel or resort. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters.

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We may have material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Americans with Disabilities Act and other changes in governmental rules and regulations.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

Unanticipated expenses and insufficient demand for hotels we open in new geographic markets could adversely affect our profitability and our ability to make distributions to our stockholders.

As part of our business plan, we may develop or acquire new hotels in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with our franchise brands. As a result, we may have to incur costs relating to the opening, operation and promotion of those new hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than our existing hotels, while at the same time, we may incur substantial additional costs with these new hotel properties. As a result, the results of operations at new hotel properties may be less than those of our existing hotels. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our profitability and our ability to make distributions to our stockholders.

Our ability to maintain distributions to our stockholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) each year to our stockholders. In the event of future downturns in our operating results and financial performance or unanticipated capital improvements to our hotels, including capital improvements which may be required by our franchisors, we may be unable to declare or pay distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors which will consider, among other factors, our financial performance, debt service obligations and debt covenants, and capital expenditure requirements. We cannot assure you that we will continue to generate sufficient cash in order to fund distributions.

Among the factors which could adversely affect our results of operations and our distributions to stockholders are the failure of our TRS lessees to make required rent payments because of reduced net operating profits or operating losses; increased debt service requirements and capital expenditures at our hotels, including capital expenditures required by the franchisors of our hotels. Among the factors which could reduce the net operating profits of our TRS lessees are decreases in hotel revenues and increases in hotel operating expenses. Hotel revenue can decrease for a number of reasons, including increased competition from new supply of hotel rooms and decreased demand for hotel rooms. These factors can reduce both occupancy and room rates at our hotels.

We lease all of our hotels to our TRS lessees. These TRS lessees are subject to hotel operating risks, including risks of sustaining operating losses after payment of hotel operating expenses, including management fees. These risks can affect adversely the net operating profits of our TRS lessees, our operating expenses, and our ability to make distributions to our stockholders.

The hotel business is capital intensive and our inability to obtain financing could limit our growth.

Our hotel properties will require periodic capital expenditures and renovation to remain competitive. Acquisitions or development of additional hotel properties will require significant capital expenditures. We may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we must distribute at least 90% of our taxable income (net of capital gains) each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, acquisitions or hotel development through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. Our ability to grow through acquisitions or development of hotels could be hampered by a number of factors, many of which are outside of our control, including, without limitation, declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse affect on our ability to finance our future growth.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of the terrorist acts such as those that occurred on September 11, 2001.

We may decide to sell our hotels in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders.

Increases in our property taxes would adversely affect our ability to make distributions to our stockholders.

Each of our hotels will be subject to real and personal property taxes. These taxes on our hotel properties may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our ability to make distributions to our stockholders would be adversely affected.

Future debt service obligations could adversely affect our overall operating results and may require us to sell assets to meet our payment obligations.

While we have adopted a target debt level of 40-50% of historical asset cost, because neither our charter nor our bylaws limits the amount of debt that we can incur, our board of directors may change this debt policy at any time without stockholder approval. We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payments of principal and interest;

•	our debt may increase our vulnerability to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes; and

•	the terms of any refinancing will not be as favorable as the terms of the debt being refinanced.

If we violate covenants in our future indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.

If we obtain debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. We may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet our debt service obligations, we risk losing some or all of those properties to foreclosure. Also, covenants applicable to our debt could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reducing funds available for our operations, future business opportunities, or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Our ability to pay dividends on our common stock may be limited or prohibited by the terms of our indebtedness.

We have an unsecured revolving credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $150 million with an option to increase the amount of the facility by up to $50 million. The facility matures on February 23, 2009 and has a one-year extension option. The facility contains financial covenants that could limit our ability to pay dividends on our common stock. Under the terms of the facility, provided no event of default has occurred, we may pay dividends on, or repurchase, shares of our common stock so long as the payments, together with the previous such cash payments in the same fiscal year, are not in excess of the greater of (i) 95% of our funds from operations during such fiscal year, and (ii) the amount required (on an annualized basis) for us to maintain our status as a REIT. The facility’s financial covenants could adversely affect our financial condition.

In addition, we and our subsidiaries, including our Operating Partnership, are, and may in the future become, parties to loan agreements and other arrangements which further restrict or prevent the payment of dividends on our classes and series of capital stock before certain financial or operational thresholds are met.

Market interest rates may affect the price of shares of our common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of our shares to go down.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of March 3, 2006, we owned the following 24 hotel properties:

Property	Number of Rooms	Location
Full Service:
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA
Nashville Renaissance	673	Nashville, TN
Sugar Land Marriott and Conference Center	300	Sugar Land, TX
Plaza San Antonio Marriott	252	San Antonio, TX
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX
Omaha Marriott	299	Omaha, NE
Hyatt Regency Savannah	347	Savannah, GA
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY
Hilton Tampa Westshore	238	Tampa, FL
Hilton Parsippany	510	Parsippany, NJ
Hilton Boston Back Bay	385	Boston, MA
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA
Radisson Mount Laurel	283	Mount Laurel, NJ
Sheraton Annapolis	196	Annapolis, MD
Westin Princeton at Forrestal Village	294	Princeton, NJ
Wyndham Palm Springs	410	Palm Springs, CA
The Churchill	144	Washington, DC

	5,926

Limited Service:
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA
Hilton Garden Inn BWI Airport	158	Linthicum, MD
Courtyard Savannah Historic District	156	Savannah, GA
Courtyard Boston Tremont	322	Boston, MA
Courtyard Denver Airport	202	Denver, CO

	1,014

Extended Stay:
Residence Inn Tampa Downtown	109	Tampa, FL

All Inclusive:
Barceló Tucancun Beach	332	Cancun, Mexico

Total number of rooms	7,381

Item 3.    Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “HIH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the New York Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2004
First Quarter	$12.50	$10.85
Second Quarter	$11.65	$9.96
Third Quarter	$11.85	$10.00
Fourth Quarter	$11.99	$10.59
Year Ended December 31, 2005
First Quarter	$11.10	$10.05
Second Quarter	$11.13	$10.24
Third Quarter	$12.12	$10.25
Fourth Quarter	$11.05	$9.95
Year Ending December 31, 2006
First Quarter (through March 3, 2006)	$12.81	$10.82

The closing price of our common stock on the New York Stock Exchange on March 3, 2006 was $12.25 per share.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (excluding net capital gains). For federal income tax purposes, distributions that we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxable composition of distributions paid during the preceding year. The following characterizes distributions paid per common share and preferred share for the years ended December 31, 2005 and 2004:

	2005		2004
	$	%	$	%
Common shares
Ordinary income	$.3042	54.33%	$.1767	80.31%
Return of capital	.2558	45.67%	.0433	19.69%

	$.5600	100.00%	$.2200	100.00%

Series A preferred shares
Ordinary income	$.1859	100.00%
Return of capital	—	0.00%

	$.1859	100.00%

We intend to continue to declare quarterly distributions to our stockholders. The amount of our future distributions will be based upon quarterly operating results, general economic conditions, capital requirements, the Internal Revenue Code’s annual distribution requirements, and other factors which our board of directors deems relevant.

The terms of our revolving credit facility limit our ability to pay dividends on our common stock. Under the terms of the facility, provided no event of default thereunder has occurred, we may pay dividends on, or repurchase, shares of our common stock so long as the payments, together with the previous such cash payments in the same fiscal year, are not in excess of the greater of (i) 95% of our funds from operations during such fiscal year and (ii) the amount required (on an annualized basis) for us to maintain our status as a REIT.

Stockholder Information

As of March 3, 2006, there were 20 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock within the fourth quarter of the year ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005—October 31, 2005	—	—	—	—
November 1, 2005—November 30, 2005	—	—	—	—
December 1, 2005—December 31, 2005	77,298	$10.81	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued shares of restricted common stock, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The shares of common stock purchased in December 2005 related to such repurchases.

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

The selected historical financial data for Highland Hospitality Corporation for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 through December 31, 2003, and the selected historical financial data for Portsmouth Hotel Associates, LLC for the period from January 1, 2003 through December 18, 2003 and the years ended December 31, 2002 and 2001 have been derived from the historical financial statements of Highland Hospitality Corporation and Portsmouth Hotel Associates, LLC. The following selected historical financial data should be read in conjunction with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except per share data).

	Highland Hospitality Year Ended December 31,		Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
	2005	2004			2002	2001
Statement of Operations Data:
Revenues	$251,215	$133,011	$683	$10,656	$10,881	$9,404
Hotel operating expenses, excluding depreciation and amortization	184,324	101,406	760	9,110	9,182	8,663
Depreciation and amortization	24,057	11,564	108	670	679	676
Corporate general and administrative	9,697	9,536	2,894	—	—	—
Operating income (loss)	33,137	10,505	(3,079)	876	1,020	65
Interest income	1,819	1,206	65	4	17	31
Interest expense	25,047	8,413	—	987	967	1,065
Net income (loss)	9,673	4,266	(2,673)	(107)	70	(969)
Net income (loss) available to common stockholders	8,046	4,266	(2,673)	(107)	70	(969)
Net income (loss) per common share:
Basic and diluted	.18	.10	(.07)	—	—	—

Other Financial Data:
FFO available to common stockholders(1)	32,103	15,830	(2,565)	563	749	(293)
EBITDA(2)	57,159	21,967	(2,907)	1,546	1,699	741
Net cash provided by (used in):
Operating activities	34,248	22,609	568	(89)	880	(630)
Investing activities	(356,787)	(470,617)	(137,934)	(396)	(99)	(2,855)
Financing activities	311,819	297,859	362,996	(555)	(297)	4,212

	Highland Hospitality As of December 31,			The Predecessor As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$64,761	$75,481	$225,630	$1,975	$1,435
Investment in hotel properties, net	910,532	578,715	147,562	11,090	11,726
Total assets	1,056,831	724,641	379,488	13,717	13,945
Long-term debt	494,799	342,854	—	12,040	12,136
Minority interest in operating partnership	4,500	8,321	8,457	—	—
Total stockholders’ equity	524,324	347,478	355,263	650	780

(1)

Funds from operations (FFO) available to common stockholders is defined as net income (loss) available to common stockholders, plus real estate related depreciation and amortization. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO available to common stockholders is a useful financial performance measure for investors and management because it provides another indication of our performance prior to deduction of real estate related depreciation and amortization. The calculation of FFO available to common stockholders may vary from entity to entity, and as such, the presentation of FFO available to common stockholders by us may not be comparable to FFO available to common stockholders reported by other REITs. The following is a reconciliation between net income (loss) available to common stockholders and FFO available to common stockholders (in thousands):

	Highland Hospitality Year Ended December 31,		Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
	2005	2004			2002	2001
Net income (loss) available to common stockholders	$8,046	$4,266	$(2,673)	$(107)	$70	$(969)
Adjustment: Depreciation and amortization	24,057	11,564	108	670	679	676

FFO available to common stockholders	$32,103	$15,830	$(2,565)	$563	$749	$(293)

(2)	EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe it is a useful financial performance measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by the capital structure of the REIT. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Highland Hospitality Year Ended December 31,		Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003	The Predecessor Year Ended December 31,
	2005	2004			2002	2001
Net income (loss)	$9,673	$4,266	$(2,673)	$(107)	$70	$(969)
Adjustments: Depreciation and amortization	24,057	11,564	108	670	679	676
Interest expense	25,047	8,413	—	987	967	1,065
Interest income	(1,819)	(1,206)	(65)	(4)	(17)	(31)
Income tax expense (benefit)	201	(1,070)	(277)	—	—	—

EBITDA	$57,159	$21,967	$(2,907)	$1,546	$1,699	$741

Neither FFO available to common stockholders nor EBITDA represent cash generated from operating activities as determined by U.S. generally accepted accounting principles (“GAAP”) and neither should be considered as an alternative to GAAP net income available to common stockholders, as an indication of our financial performance, or to cash flow from operating activities as determined by GAAP, as a measure of liquidity. In addition, FFO available to common stockholders and EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired three hotel properties. Since the IPO and the acquisition of our first three hotel properties, we have acquired 20 hotel properties (not including the Nashville Renaissance hotel acquired on February 24, 2006). As of December 31, 2005, we owned the following 23 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	347	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	360	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	322	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	510	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005

Total number of rooms	6,708

Substantially all of our assets are held by, and all of our operations are conducted through, Highland Hospitality, L.P. (our “Operating Partnership”). In order for us to qualify as a REIT, neither our company nor the Operating Partnership can operate hotels directly. Therefore, the Operating Partnership, which is owned approximately 99% by us and approximately 1% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

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

Executive Summary of 2005 Events

The lodging industry continued to demonstrate strong operating fundamentals during 2005. According to Smith Travel Research (“STR”), RevPAR industry wide in the United States increased 8.4% for 2005, as compared to 2004. More importantly, RevPAR for the upper-upscale segment, which represents a majority of our hotels, increased 9.8% in 2005, as compared to 2004. Demand growth for hotel rooms continued to outpace supply growth. According to STR, for 2005 industry wide, demand for hotel rooms increased by 3.3% and supply growth increased 0.4%, as compared to 2004. With demand growth expected to continue to outpace supply growth over the next couple of years, industry occupancy should continue to move higher and position our industry for additional pricing power. Similar RevPAR trends are expected in 2006, with industry profitability predicted to be at its highest level in history.

As for Highland Hospitality, 2005 was another year of significant growth, as we added another six properties for approximately $322 million. The acquisitions included the 196-room Sheraton Annapolis hotel in Annapolis, Maryland, the 332-room Barceló Tucancun Beach resort in Cancun, Mexico, the 410-room Wyndham Palm Springs hotel in Palm Springs, California, the 385-room Hilton Boston Back Bay hotel in Boston, Massachusetts, the 294-room Westin Princeton at Forrestal Village hotel in Princeton, New Jersey, and the 144-room Churchill hotel in Washington, DC. The acquisitions will further diversify our portfolio and provide incremental value with strong current returns and significant growth potential in 2006 and beyond. We also remained active in the capital markets, selling approximately $188 million of common and preferred equity and borrowing approximately $156 million in mortgage debt. We ended the year with approximately $1 billion of assets and approximately $495 million of long-term debt, 82% of which was at fixed interest rates.

In addition to the six acquisitions, much of our efforts focused on repositioning and rebranding seven hotels or 52% of our total rooms (based on our January 1, 2005 room count). During 2005, major renovations were completed at the Plaza San Antonio Marriott hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Savannah hotel, and the Hyatt Regency Wind Watch Long Island hotel. In addition, major renovations were ongoing at three other hotel properties, including the Courtyard Boston Tremont hotel, the Radisson Mount Laurel hotel (which we plan to convert to the Marriott brand upon completion), and the Hilton Parsippany hotel. The Courtyard Boston Tremont hotel and the Radisson Mount Laurel hotel projects are expected to be completed in March 2006 and the Hilton Parsippany project is expected to be completed in the fourth quarter 2006. Once completed, we expect to have invested approximately $60 million on the seven major renovations. Although these efforts made for a challenging operating environment in 2005, we are extremely pleased with the results; revenues and profitability for the hotels completed in 2005 have begun to increase significantly over comparative numbers in 2004. Moreover, we expect the remaining projects to provide similar results as we move into the second half of 2006.

Although the renovation activity did have a negative impact on overall portfolio performance in 2005, we were pleased with the performance of our stabilized hotels. We experienced strong RevPAR increases for our stabilized hotels in 2005, with RevPAR increasing 11.8%, as compared to the prior year. These RevPAR increases were well above market and industry trends. In addition, our stabilized hotels’ operating margins continued to improve in 2005. Hotel operating income for our stabilized hotels increased 29.6% to $36.1 million in 2005, as compared 2004, and hotel operating income margins increased 4.4 percentage points to 30.2%, which well exceeded the industry average for 2005.

We believe that we enter 2006 with a high-quality hotel portfolio (both stabilized and recently renovated) poised to produce significant increases in both revenues and cash flow as our industry continues to thrive and the performance of our repositioned assets benefit from the capital we have invested. We will continue to maintain an active pipeline of investment opportunities and selectively acquire high-quality assets located in major, high barrier-to-entry markets with strong current yields and solid bottom-line growth potential, similar to the three urban hotel properties acquired in the fourth quarter, while at the same time maintaining a prudent capital structure.

Results of Operations

Comparison of Year Ended December 31, 2005 and 2004

Results of operations for the year ended December 31, 2005 include the operating activity of 17 hotels for a full year and six hotels for a partial year. Results of operations for the year ended December 31, 2004 include the operating activity of five hotels for a full year and 12 hotels for a partial year (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the year ended December 31, 2005 versus the prior year are not meaningful due to the lack of comparability.

Revenues—Total revenue for the year ended December 31, 2005 was $251.2 million, as compared to $133.0 million for the prior year. Total revenue for the year ended December 31, 2005 included rooms revenue of $163.3 million, food and beverage revenue of $78.1 million, and other revenue of $9.8 million. Total revenue for the year ended December 31, 2004 included rooms revenue of $85.4 million, food and beverage revenue of $42.2 million, and other revenue of $5.4 million.

Included in the following table is a comparison of the key operating metrics for our hotel portfolio for the years ended December 31, 2005 and 2004. The comparison does not include results of operations for the Barceló Tucancun Beach resort, the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and The Churchill hotel, which were all acquired in 2005. Since 12 of the 18 hotels were acquired at various times in 2004, the key operating metrics for those 12 hotels reflect the results of operations of the hotels under previous ownership for a portion of the year ended December 31, 2004. During 2005, we assessed the performance of our hotel portfolio based on two categories: stabilized and rebranded/renovated. Rebranded/renovated includes hotels that are currently going through, or have recently gone through, significant renovation and/or in the process of changing, or have recently changed, their franchise affiliation. Stabilized includes hotels that are not being disrupted by renovation or rebranding efforts.

	Year Ended December 31,
	2005			2004 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized (11 hotels)	75.1%	$114.86	$86.28	71.7%	$107.60	$77.15
Rebranded/Renovated (7 hotels)	62.0%	$122.49	$75.92	68.0%	$115.43	$78.55
Comparable (18 hotels)	68.5%	$118.32	$81.08	69.9%	$111.43	$77.85

For the year ended December 31, 2005, RevPAR for our stabilized hotels increased 11.8% to $86.28 from the prior year. Occupancy increased by 3.4 percentage points to 75.1%, while ADR increased by 6.7%. For our rebranded/renovated hotels, RevPAR decreased 3.4% to $75.92 from the prior year. Occupancy decreased by 6.0 percentage points to 62.0%, while ADR increased by 6.1%. For the comparable 18 hotels, RevPAR increased by 4.1% to $81.08 from the prior year. Occupancy decreased by 1.4 percentage points to 68.5%, while ADR increased by 6.2%. Driving the increase in RevPAR for the stabilized hotels were the Hilton Tampa Westshore hotel, the Sugar Land Marriott hotel, the Hilton Garden Inn Virginia Beach Town Center hotel, and the Courtyard Savannah Historic District hotel, where each experienced double digit RevPAR growth for 2005. Although RevPAR for the rebranded/renovated hotels decreased for the full year 2005, as renovations were completed at four of our hotels during 2005, we began to see significant improvements in RevPAR for those hotels, attributed to higher ADRs we achieved as rooms came back on line. We believe that these above market and above industry trends will continue in 2006.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2005 were $184.3 million, as compared to $101.4 million for the prior year. Direct hotel operating expenses for the year ended December 31, 2005 included rooms expenses of $37.2 million, food and beverage expenses of $51.0 million, and other direct expenses of $4.5 million. Direct hotel operating expenses for the year ended December 31, 2004 included rooms expenses of $20.0 million, food and beverage expenses of $30.4 million, and other direct expenses of $3.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the year ended December 31, 2005 were $91.7 million, as compared to $47.9 million for the prior year.

Hotel operating income and margins—Included in the following table is a comparison of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the years ended December 31, 2005 and 2004. The comparison does not include results of operations for the Barceló Tucancun Beach resort, the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and The Churchill hotel, which were all acquired in 2005. Since 12 of the 18 hotels were acquired at various times in 2004, the hotel operating income and hotel operating income margins for those 12 hotels reflect the results of operations of the hotels under previous ownership for a portion of the year ended December 31, 2004.

	Year Ended December 31,
	2005		2004 (Pro Forma)
	$(1)%		$(1)%
Stabilized (11 hotels)	$36.1	30.2%	$27.8	25.8%
Rebranded/Renovated (7 hotels)	$26.3	23.5%	$28.1	24.1%
Comparable (18 hotels)	$62.4	27.0%	$55.9	24.9%

(1)	in millions

For the year ended December 31, 2005, hotel operating income for our stabilized hotels increased 29.6% to $36.1 million from the prior year and hotel operating income margins increased by 4.4 percentage points to 30.2%. For our rebranded/renovated hotels, hotel operating income decreased 6.3% to $26.3 million from the prior year and hotel operating income margins decreased by 0.6 percentage points to 23.5%. For the comparable 18 hotels, hotel operating income increased by 11.6% to $62.4 million from the prior year and hotel operating income margins increased by 2.1 percentage points to 27.0%. Driving the increase in hotel operating income and margins for the stabilized hotels were the Hilton Tampa Westshore hotel, the Sugar Land Marriott hotel, the Dallas/Fort Worth Airport Marriott hotel, and the Omaha Marriott hotel. Although hotel operating income for the rebranded/renovated hotels decreased for the full year 2005, as renovations were completed at four of our hotels during 2005, we began to see significant improvements in hotel operating income for those hotels, attributed to higher ADRs we achieved as rooms came back on line. We believe that these above market and above industry trends will continue in 2006.

Depreciation and amortization—Depreciation and amortization expense for the year ended December 31, 2005 was $24.1 million, as compared to $11.6 million for the prior year. The increase in depreciation and amortization expense in 2005 versus 2004 was directly attributable to the increase in investment in hotel properties over the two-year period.

Corporate general and administrative—Total corporate general and administrative expenses for the year ended December 31, 2005 were $9.7 million, as compared to $9.5 million for the prior year. Included in corporate general and administrative expenses for the years ended December 31, 2005 and 2004 was $3.2 million and $3.1 million, respectively, of non-cash stock-based compensation expense.

Interest income—Interest income for the year ended December 31, 2005 was $1.8 million, as compared to $1.2 million for the prior year. The increase in interest income in 2005 versus 2004 was mostly attributable to the increase in short-term investment yields, partially offset by a decrease in cash and cash equivalents over the two-year period.

Interest expense—Interest expense for the year ended December 31, 2005 was $25.0 million, as compared to $8.4 million for the prior year. The increase in interest expense in 2005 versus 2004 was directly attributable to the increase in outstanding long-term debt over the two-year period.

Income tax expense—Income tax expense for the year ended December 31, 2005 was $0.2 million, as compared to an income tax benefit of $1.1 million for the prior year. Income tax expense for the year ended December 31, 2005 resulted primarily from taxable operating income incurred by our TRS and the Operating Partnership’s subsidiary that owns the Barceló Tucancun Beach resort, whereas the income tax benefit for the year ended December 31, 2004 resulted from taxable operating losses incurred by our TRS.

Net income—Net income for the year ended December 31, 2005 was $9.7 million, as compared to $4.3 million for the prior year, due to the items discussed above.

Year Ended December 31, 2004

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

	Year Ended December 31,
	2004	2003 (Pro Forma)
Occupancy %	69.1%	69.0%
ADR	$116.21	$112.49
RevPAR	$80.27	$77.61

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

Period from December 19, 2003 through December 31, 2003

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

Liquidity and Capital Resources

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the year ended December 31, 2005, net cash provided by operating activities was $34.2 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the year ended December 31, 2005, net cash used in investing activities was $356.8 million, including $321.2 million to purchase the Sheraton Annapolis hotel, the Tucancun Beach Resort and Villas, the Wyndham

Palm Springs hotel, the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and The Churchill hotel. We used $49.3 million in improvements and additions to our hotel properties, the majority of which was used for the major renovations taking place at seven of our hotel properties. We received a net $17.2 million from our restricted cash escrow accounts. The majority of the $17.2 million cash inflow related to reimbursements from one of our loan servicers that required us to escrow $27.5 million for renovations on the hotels that secure the lending.

For the year ended December 31, 2005, net cash provided by financing activities was $311.8 million. In September 2005, we completed an underwritten public offering and sold 11,500,000 shares of common stock, including 1,500,000 shares sold as a result of the exercise of the underwriters’ over-allotment option, and 3,000,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock. In October 2005, we sold an additional 200,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting discounts and offering expenses, we generated net proceeds of approximately $187.6 million. We also generated $116.1 million from the issuance of mortgage loans secured by the Wyndham Palm Springs hotel, the Sheraton Annapolis hotel, and the Hilton Boston Back Bay hotel and $40 million from additional borrowings under the term loan facility. We used $24.6 million to pay dividends to common and preferred stockholders and $4.2 million to make regularly scheduled principal payments on our long-term debt.

As of December 31, 2005, we had cash and cash equivalents of $64.8 million and restricted cash of $21.5 million. On January 6, 2006, we generated $35 million from the issuance of a mortgage loan secured by the Westin Princeton at Forrestal Village hotel. On February 24, 2006, we acquired the Nashville Renaissance hotel for approximately $80.2 million. Also on February 24, 2006, we extinguished our $100 million term loan facility and completed a separate unsecured revolving credit facility. The revolving credit facility provides aggregate revolving loan commitments of up to $150 million with an option to increase the amount of the facility by up to $50 million. The amount that we can borrow under the revolving credit facility is based on the value of our unencumbered hotel properties included in the borrowing base, as defined in the agreement. As of February 24, 2006, the maximum borrowing availability under the facility was approximately $133 million, of which $101 million was drawn down on that date to pay off the term loan facility and pay closing costs on the new facility.

As of February 28, 2006, we had cash and cash equivalents of approximately $23 million and additional borrowing capacity under the revolving credit facility of $32 million. We expect to use $21 million in April 2006 to purchase the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland, which has been under a definitive agreement since June 2004.

In connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, we completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing 12 months declines below a specified threshold. For the 12 months ended December 31, 2005, net cash flow from the four hotel properties did not exceed the specified threshold. The loan servicer has the right to retain in escrow excess cash flow from the four hotel properties until the hotels generate the minimum cash flow required for three consecutive months, at which time the cash being held in escrow will be released to us. Should the loan servicer retain excess cash flows from the four hotel properties, we do not expect it to have a significant impact on our ability to continue to service debt, pay dividends to stockholders, or acquire additional hotel properties.

In December 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of December 31, 2005, we had equity securities with a maximum aggregate offering price of $303.3 million available to issue.

In April 2005, we acquired the 332-room Tucancun Beach Resort and Villas in Cancun, Mexico and converted the resort to the Barceló brand. In October 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the resort. The majority of damage affected the grounds of the resort and the first level of the hotel, including significant structural damage to the sea wall and damage to the lobby, restaurant and pool areas. We have comprehensive insurance coverage for both property damage and business interruption.

Although significant progress has been made to restore the damaged areas, as of the date hereof, the resort is still closed. We expect that the Barceló Tucancun Beach resort will reopen for business at the end of April 2006. As a result of Hurricane Wilma and the risks associated with the renovation and ramp-up of the resort, we are exploring alternatives with regard to this investment, including its possible sale. We will also be reviewing and potentially reevaluating our overall business strategy which allocates a portion of our investment capacity to resort locations in Mexico and the Caribbean.

Capital Expenditures

We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine maintenance, repairs and alterations will be paid out of property improvement reserves, which will be funded by a portion of hotel gross revenues. Routine repairs and maintenance will be administered by the management companies. However, we have approval rights over capital expenditures.

During 2005, major renovations were completed at the following hotel properties: a guest room, restaurant, lounge and lobby renovation at the Plaza San Antonio Marriott hotel; a guest room, restaurant, lounge and lobby renovation at the Crowne Plaza Atlanta-Ravinia hotel; a guest room, junior ballroom, restaurant, lounge and lobby renovation at the Hyatt Regency Savannah hotel; and a guest room, restaurant, lounge and lobby renovation at the Hyatt Regency Wind Watch Long Island hotel. In addition, major renovations were ongoing at three other hotel properties. These projects include: a guest room, lobby and restaurant renovation at the Courtyard Boston Tremont hotel; a guest room, restaurant, bar and lobby renovation at the Radisson Mount Laurel hotel; and a guest room, lobby, restaurant and ballroom renovation at the Hilton Parsippany hotel. The Courtyard Boston Tremont hotel and the Radisson Mount Laurel hotel projects are expected to be completed in March 2006 and the Hilton Parsippany project in the fourth quarter 2006.

We expect to invest approximately $60 million on the major renovations at the seven hotel properties, of which approximately $38 million had been invested through December 31, 2005. We expect that the majority of the remaining cash will be committed or spent by the end of 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$70,280	$1,390	$2,733	$2,650	$63,507
Mortgage loans, including interest	514,864	28,084	68,456	56,703	361,621
Mezzanine loan, including interest	36,166	2,411	4,822	4,822	24,111
Term loan facility, including interest(2)	102,091	6,047	96,044	—	—

	$723,401	$37,932	$172,055	$64,175	$449,239

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

(2)	Assumes no additional borrowings under the term loan facility and interest payments based on the interest rate in effect as of December 31, 2005.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is generally lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in the winter months. We expect that our operations will generally reflect non-resort seasonality patterns. Accordingly, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of December 31, 2005. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R were effective as of January 1, 2006. Since we currently use the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R did not have a material effect on our results of operations, financial position, or cash flows.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. We adopted the provisions of FIN 47 as of December 31, 2005. FIN 47 did not have a material impact on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes (“APB 20”), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of December 31, 2005, $393.8 million or 80% of our $495.0 million of long-term debt was fixed. Another $11.2 million was effectively fixed, as a result of an interest rate swap that fixes the interest rate on one of our mortgage loans at 7.34%. The remaining $90 million of our long-term debt was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $13 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.9 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.9 million annually. This assumes that the amount outstanding under our term loan facility remains at $90 million, the balance at December 31, 2005.

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

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of Highland Hospitality Corporation have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

Changes in Internal Controls—No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Item 9B.    Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2006 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10.    Directors and Executive Officers of the Registrant

Information on our directors is incorporated by reference to our 2006 proxy statement. Information on our executive officers is included under the heading “Executive Officers” on page 10 of this report.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2006 proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-31.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-32:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2		Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3		Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

3.3.1		Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

4.1		Form of Certificate for Common Stock

4.2		Articles Supplementary to Highland Hospitality Corporation’s Amended and Restated Articles of Incorporation relating to the 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K dated September 27, 2005)

4.3		Form of Certificate for 7.875% Series A Cumulative Redeemable Preferred Stock

10.1*		Highland Hospitality Corporation 2003 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.1.1	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1.1 to the registrant’s Form 10-K/A for the year ended December 31, 2004)

10.2*		Highland Hospitality Corporation Executive Deferred Compensation Plan, as amended through March 10, 2005 (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K/A filed on April 21, 2005)

10.3*		Employment Agreement between Highland Hospitality Corporation and James L. Francis (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.3.1	*	First Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

Exhibit Number	Description of Exhibit
10.4*	Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.4.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.3.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.5*	Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.5.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.4.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.6*	Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.6.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.5.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.7	Strategic Alliance Agreement dated September 4, 2003 among Highland Hospitality Corporation, Highland Hospitality, L.P. and Barceló Crestline Corporation (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.8	Form of Management Agreement with Crestline Hotels & Resorts, Inc.

10.9	Management Agreement with Grubarges Gestión Hotelera Mexicana SA de CV (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.10	Consulting Agreement with Barceló Gestión Hotelera S.L. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2005)

10.11	Contribution Agreement dated September 4, 2003 by and among CCGP Sugar Land Corporation, CCLP Sugar Land Corporation, Barceló Crestline Corporation and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.12	Contribution Agreement dated September 4, 2003 by and between A/H Hotel, L.L.C. and Highland Hospitality, L.P. (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.13	Form of Lease with taxable REIT subsidiaries

10.14	Warrant Agreement between Friedman, Billings, Ramsey & Co., Inc. and Highland Hospitality Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.15	Registration Rights Agreement dated November 6, 2003 by and between Highland Hospitality Corporation and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.16	Registration Rights Agreement between Highland Hospitality Corporation and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.17	Loan Agreement, dated July 9, 2004, between HH Savannah LLC, HH Baltimore Holdings LLC, Portsmouth Hotel Associates, LLC and Column Financial, Inc., an affiliate of Credit Suisse First Boston (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

Exhibit Number	Description of Exhibit
10.18	Loan Agreement, dated August 19, 2004, between HH FP Portfolio Holding LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.19	Loan Agreement, dated August 19, 2004, between HH FP Portfolio LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.20	Deed of Trust and Security Agreement, dated September 9, 2004, between HH DFW Hotel Associates, L.P. and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.21	Loan Agreement, dated December 22, 2004, between HH LC Portfolio LLC, HH Texas Hotel Associates, L.P., Wells Fargo Bank, N.A., and PNC Bank, N.A. (incorporated by reference to Exhibit 10.17 to the registrant’s Form 10-K for the year ended December 31, 2004)

10.22	Leasehold Deed of Trust and Security Agreement, dated July 14, 2005, between HH Palm Springs LLC and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.23	Loan Agreement, dated December 6, 2005, between HH Boston Back Bay LLC and Connecticut General Life Insurance Company

10.24	Credit Agreement, dated February 24, 2006, between Highland Hospitality, L.P., Wells Fargo Bank, N.A., and PNC Bank, N.A.

10.25	Summary of Non-Employee Director Compensation

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries of Highland Hospitality Corporation

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Denotes management contract or other compensatory plan or arrangement.

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

Signature	Title	Date
/S/ BRUCE D. WARDINSKI Bruce D. Wardinski	Chairman of the Board of Directors	March 7, 2006

/S/ JAMES L. FRANCIS James L. Francis	President, Chief Executive Officer, and Director	March 7, 2006

/S/ DOUGLAS W. VICARI Douglas W. Vicari	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2006

/S/ JOHN M. ELWOOD John M. Elwood	Director	March 7, 2006

/S/ W. REEDER GLASS W. Reeder Glass	Director	March 7, 2006

/S/ JOHN W. HILL John W. Hill	Director	March 7, 2006

/S/ THOMAS A. NATELLI Thomas A. Natelli	Director	March 7, 2006

/S/ MARGARET A. SHEEHAN Margaret A. Sheehan	Director	March 7, 2006

/S/ WILLIAM L. WILSON William L. Wilson	Director	March 7, 2006

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

INDEX TO FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firm	F-3

Balance Sheets for Highland Hospitality Corporation as of December 31, 2005 and 2004	F-5

Statements of Operations for Highland Hospitality Corporation for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 to December 31, 2003, and for the Predecessor for the period from January 1, 2003 to December 18, 2003

F-6

Statements of Stockholders’ Equity for Highland Hospitality Corporation for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 to December 31, 2003, and Statement of Owners’ Equity for the Predecessor for the period from January 1, 2003 to December 18, 2003

F-7

Statements of Cash Flows for Highland Hospitality Corporation for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 to December 31, 2003, and for the Predecessor for the period from January 1, 2003 to December 18, 2003

F-8

Notes to Financial Statements	F-9

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2005	F-32

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Highland Hospitality Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an audit report on management’s assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Highland Hospitality Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Highland Hospitality Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Highland Hospitality Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Highland Hospitality Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Highland Hospitality Corporation and subsidiaries (as Successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 to December 31, 2003, and the related statements of operations, owners’ equity, and cash flows for the period from January 1, 2003 to December 18, 2003, and our report dated March 6, 2006, expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

McLean, Virginia

March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Highland Hospitality Corporation:

We have audited the accompanying consolidated balance sheets of Highland Hospitality Corporation and subsidiaries (Successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 to December 31, 2003 (Successor periods), and the related statements of operations, owners’ equity, and cash flows for the period from January 1, 2003 to December 18, 2003 (Predecessor period). In connection with our audit of the consolidated financial statements of the Successor, we have also audited the related financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Highland Hospitality Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Further, in our opinion, the aforementioned Predecessor financial statements present fairly, in all material respects, the results of its operations and its cash flows for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective December 19, 2003, Highland Hospitality Corporation acquired all of the outstanding equity interests of Portsmouth Hotel Associates, LLC in a business combination accounted for as a reorganization of entities under common control with respect to the interests acquired from Barceló Crestline Corporation and acquisition of minority interests recorded at fair value from third parties. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than for the period before the acquisition and, therefore, is not comparable.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Highland Hospitality Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

March 6, 2006

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Investment in hotel properties, net	$910,532	$578,715
Asset held for sale	3,000	3,000
Deposits on hotel property acquisitions	8,202	8,714
Cash and cash equivalents	64,761	75,481
Restricted cash	21,486	38,710
Accounts receivable, net of allowance for doubtful accounts of $174 and $133, respectively	12,927	7,010
Prepaid expenses and other assets	31,401	8,279
Deferred financing costs, net of accumulated amortization of $1,256 and $191, respectively	4,522	4,732

Total assets	$1,056,831	$724,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$494,799	$342,854
Accounts payable and accrued expenses	23,163	17,140
Dividends/distributions payable	7,327	5,726
Other liabilities	2,718	3,122

Total liabilities	528,007	368,842

Minority interest in operating partnership	4,500	8,321
Commitments and contingencies (Note 15)

Preferred stock, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Stock; 3,200,000 shares issued and outstanding at December 31, 2005 ($81,033 liquidation preference)	77,112	—
Common stock, $.01 par value; 500,000,000 shares authorized; 51,969,372 shares and 40,002,011 shares issued at December 31, 2005 and 2004, respectively	519	400
Additional paid-in capital	481,152	366,856
Treasury stock, at cost; 160,992 shares and 71,242 shares at December 31, 2005 and 2004, respectively	(1,772)	(801)
Unearned compensation	(3,276)	(6,182)
Cumulative dividends in excess of net income	(29,411)	(12,795)

Total stockholders’ equity	524,324	347,478

Total liabilities and stockholders’ equity	$1,056,831	$724,641

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND PREDECESSOR STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Highland Hospitality Year Ended December 31,		Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003
	2005	2004
REVENUE
Rooms	$163,340	$85,389	$348	$5,874
Food and beverage	78,056	42,193	311	4,494
Other	9,819	5,429	24	288

Total revenue	251,215	133,011	683	10,656

EXPENSES
Hotel operating expenses:
Rooms	37,188	20,013	89	1,312
Food and beverage	50,956	30,402	310	3,330
Other direct	4,480	3,134	20	142
Indirect	91,700	47,857	341	4,326

Total hotel operating expenses	184,324	101,406	760	9,110
Depreciation and amortization	24,057	11,564	108	670
Corporate general and administrative:
Stock-based compensation	3,222	3,122	637	—
Start-up costs	—	—	1,951	—
Other	6,475	6,414	306	—

Total operating expenses	218,078	122,506	3,762	9,780

Operating income (loss)	33,137	10,505	(3,079)	876
Interest income	1,819	1,206	65	4
Interest expense	25,047	8,413	—	987
Foreign currency exchange gain	141	—	—	—

Income (loss) before income taxes and minority interest in operating partnership	10,050	3,298	(3,014)	(107)
Income tax benefit (expense)	(201)	1,070	277	—
Minority interest in operating partnership	(176)	(102)	64	—

Net income (loss)	9,673	4,266	(2,673)	(107)
Preferred stock dividends	(1,627)	—	—	—

Net income (loss) available to common stockholders	$8,046	$4,266	$(2,673)	$(107)

Net income (loss) per common share:
Basic	$.18	$.10	$(.07)
Diluted	$.18	$.10	$(.07)

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND PREDECESSOR STATEMENT OF OWNERS’ EQUITY

(in thousands, except share data)

			Common Stock				Additional Paid-In Capital	Unearned Compensation	Cumulative Dividends in Excess of Net Income	Owners’ Equity	Total
	Preferred Stock		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
The Predecessor:
Balances at December 31, 2002	—	$—	—	$—	—	$—	$—	$—	$—	$650	$650
Net loss	—	—	—	—	—	—	—	—	—	(107)	(107)
Distributions to owners	—	—	—	—	—	—	—	—	—	(389)	(389)

Balances at December 18, 2003	—	$—	—	$—	—	$—	$—	$—	$—	$154	$154

Highland Hospitality:
Formation transactions on December 19, 2003:
Sale of common stock in connection with initial public offering, net of underwriting discounts and offering expenses	—	$—	30,000,000	$300	—	$—	$276,638	$—	$—	$—	$276,938
Sale of common stock in private transactions	—	—	4,550,000	46	—	—	42,269	—	—	—	42,315
Employee and director non-cash compensation	—	—	—	—	—	—	1,221	—	—	—	1,221
Issuance of unrestricted common stock to directors	—	—	30,000	—	—	—	300	—	—	—	300
Issuance of restricted common stock to director	—	—	175,000	2	—	—	1,748	(1,750)	—	—	—
Issuance of restricted common stock to employees	—	—	627,500	6	—	—	6,269	(6,275)	—	—	—
Establish minority interest in operating partnership	—	—	—	—	—	—	(4,796)	—	—	—	(4,796)

Balances at December 19, 2003	—	—	35,382,500	354	—	—	323,649	(8,025)	—	—	315,978
Sale of common stock in connection with underwriters’ over-allotment, net of underwriters’ fees	—	—	4,500,000	45	—	—	41,805	—	—	—	41,850
Amortization of unearned compensation	—	—	—	—	—	—	—	108	—	—	108
Net loss	—	—	—	—	—	—	—	—	(2,673)	—	(2,673)

Balances at December 31, 2003	—	—	39,882,500	399	—	—	365,454	(7,917)	(2,673)	—	355,263
Issuance of restricted common stock to employees	—	—	107,511	1	—	—	1,257	(1,258)	—	—	—
Issuance of unrestricted common stock to directors	—	—	12,000	—	—	—	129	—	—	—	129
Purchase of treasury stock	—	—	—	—	(71,242)	(801)	—	—	—	—	(801)
Amortization of unearned compensation	—	—	—	—	—	—	—	2,993	—	—	2,993
Adjustments to minority interest in operating partnership related to issuance of common stock and LP units and purchase of treasury stock	—	—	—	—	—	—	16	—	—	—	16
Declaration of dividends on common stock	—	—	—	—	—	—	—	—	(14,388)	—	(14,388)
Net income	—	—	—	—	—	—	—	—	4,266	—	4,266

Balances at December 31, 2004	—	—	40,002,011	400	(71,242)	(801)	366,856	(6,182)	(12,795)	—	347,478
Sale of common stock, net of underwriting discounts and offering expenses	—	—	11,500,000	115	—	—	110,406	—	—	—	110,521
Sale of preferred stock, net of underwriting discounts and offering expenses	3,200,000	77,112	—	—	—	—	—	—	—	—	77,112
Issuance of common stock related to redemption of Operating Partnership units	—	—	437,361	4	—	—	3,768	—	—	—	3,772
Issuance of restricted common stock to employees	—	—	20,000	—	—	—	206	(206)	—	—	—
Issuance of unrestricted common stock to directors	—	—	10,000	—	—	—	110	—	—	—	110
Purchase of treasury stock	—	—	—	—	(89,750)	(971)	—	—	—	—	(971)
Amortization of unearned compensation	—	—	—	—	—	—	—	3,112	—	—	3,112
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(194)	—	—	—	(194)
Declaration of dividends on common stock	—	—	—	—	—	—	—	—	(25,694)	—	(25,694)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	—	(595)	—	(595)
Net income	—	—	—	—	—	—	—	—	9,673	—	9,673

Balances at December 31, 2005	3,200,000	$77,112	51,969,372	$519	(160,992)	$(1,772)	$481,152	$(3,276)	$(29,411)	$—	$524,324

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

AND PREDECESSOR STATEMENT OF CASH FLOWS

(in thousands)

	Highland Hospitality Year Ended December 31,		Highland Hospitality Period From December 19, 2003 to December 31, 2003	The Predecessor Period From January 1, 2003 to December 18, 2003
	2005	2004
Cash flows from operating activities:
Net income (loss)	$9,673	$4,266	$(2,673)	$(107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,057	11,564	108	670
Amortization of deferred financing costs	1,065	191	—	124
Amortization of discount on mortgage loan	72	30	—	—
Change in fair value of interest rate swap	(512)	(178)	—	—
Minority interest in operating partnership	176	102	(64)	—
Stock-based compensation	3,222	3,122	637	—
Non-cash start-up costs	—	—	993	—
Changes in assets and liabilities:
Accounts receivable, net	(5,297)	1,304	(78)	(576)
Prepaid expenses and other assets	(1,972)	(4,066)	(1,054)	(2)
Accounts payable and accrued expenses	3,764	7,593	1,395	(198)
Payable to affiliates	—	(1,319)	1,304	—

Net cash provided by (used in) operating activities	34,248	22,609	568	(89)

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(321,191)	(416,743)	(137,934)	—
Payment of value-added taxes (VAT) related to foreign hotel acquisition	(3,509)	—	—	—
Deposits on hotel property acquisitions	—	(8,670)	—	—
Improvements and additions to hotel properties	(49,311)	(6,688)	—	(248)
Change in restricted cash	17,224	(38,516)	—	(148)

Net cash used in investing activities	(356,787)	(470,617)	(137,934)	(396)

Cash flows from financing activities:
Proceeds from sale of common stock	110,888	—	363,165	—
Proceeds from sale of preferred stock	77,481	—	—	—
Payment of offering expenses related to sale of common and preferred stock	(736)	(1,893)	(169)	—
Purchase of treasury stock	(971)	(801)	—	—
Proceeds from issuance of long-term debt	156,050	332,600	—	—
Principal payments on long-term debt	(4,177)	(18,114)	—	(166)
Deposits on loan applications	(754)	—	—	—
Payment of deferred financing costs	(855)	(4,923)	—	—
Payment of dividends to common stockholders	(24,031)	(8,798)	—	—
Payment of dividends to preferred stockholders	(595)	—	—	—
Payment of distributions to minority interests	(481)	(212)	—	—
Distributions to owners	—	—	—	(389)

Net cash provided by (used in) financing activities	311,819	297,859	362,996	(555)

Net increase (decrease) in cash	(10,720)	(150,149)	225,630	(1,040)
Cash and cash equivalents, beginning of period	75,481	225,630	—	1,719

Cash and cash equivalents, end of period	$64,761	$75,481	$225,630	$679

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,929	$8,019	$—	$821
Assumption of mortgage loans related to hotel acquisitions	—	28,343	—	—
Assumption of interest rate swap related to hotel acquisition	—	948	—	—
Issuance of Operating Partnership units in exchange for equity interests	—	125	3,725	—
Issuance of restricted common stock to employees	206	1,258	6,275	—
Issuance of restricted common stock to director	—	—	1,750	—
Issuance of unrestricted common stock to directors	110	129	300	—
Issuance of common stock related to redemption of Operating Partnership units	3,772	—	—	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in Maryland in July 2003 to own upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and all-inclusive resort properties in certain beachfront destinations outside of the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired three hotel properties. Since the IPO and the acquisition of its first three hotel properties, the Company has acquired 20 hotel properties. As of December 31, 2005, the Company owned 23 hotel properties with 6,708 rooms located in 11 states, Washington, DC, and Mexico.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, Highland Hospitality, L.P., a Delaware limited partnership (the “Operating Partnership”). For the Company to qualify as a REIT, it cannot operate hotels. Therefore, the Operating Partnership, which is owned approximately 99% by the Company and approximately 1% by other limited partners, leases its hotels to subsidiaries of HHC TRS Holding Corporation (collectively, “HHC TRS”), which is a wholly owned subsidiary of the Operating Partnership. HHC TRS then engages hotel management companies to operate the hotels pursuant to management contracts. HHC TRS is treated as a taxable REIT subsidiary for federal income tax purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The Company’s consolidated financial statements presented herein include all of the accounts of Highland Hospitality Corporation beginning with its commencement of operations on December 19, 2003. Prior to December 19, 2003, this report includes the financial statements of Portsmouth Hotel Associates, LLC (“PHA”), which was one of the three entities acquired by the Company concurrent with the completion of the IPO on December 19, 2003. PHA was owned 66.7% by Barceló Crestline Corporation (“Barceló Crestline”), which was the sponsor of the Company’s formation and IPO. PHA is considered the predecessor to the Company for accounting purposes. Securities and Exchange Commission regulations require the inclusion of predecessor financial information for the periods prior to the Company’s commencement of operations. The predecessor statements of operations and cash flows for the period from January 1, 2003 through December 18, 2003 include the operations of PHA on its historical cost basis.

Principles of Consolidation—The accompanying Company financial statements include all of the accounts of Highland Hospitality Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost (except where interests were acquired from Barceló Crestline and recorded at Barceló Crestline’s historical cost basis) and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the consolidated statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings and building improvements and three to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2005, the Company recorded an impairment loss of $6.5 million as a result of the damage caused by Hurricane Wilma at the Barceló Tucancun Beach resort (see Note 5). No impairment losses have been recorded for the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related operating results, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet.

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the year ended December 31, 2005 was $0.4 million. No interest was capitalized for the year ended December 31, 2004 and the period from December 19, 2003 through December 31, 2003.

Minority Interest in Operating Partnership—Certain hotel properties have been acquired by the Operating Partnership, in part, through the issuance of limited partnership units of the Operating Partnership. The minority interest in the Operating Partnership is: (i) increased or decreased by the limited partners’ pro-rata share of the Operating Partnership’s net income or net loss, respectively; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s common stock; and (iv) adjusted to equal the net equity of the Operating Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Operating Partnership and/or shares of the Company’s common stock and after each purchase of treasury stock through an adjustment to additional paid-in capital. Net income or net loss is allocated to the minority interest in the Operating Partnership based on the weighted-average percentage ownership throughout the period.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings Per Share—Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less dividends on unvested restricted common stock, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders, less dividends on unvested restricted common stock, by the weighted-average number of common shares outstanding during the period, plus other potentially dilutive securities, such as unvested shares of restricted common stock and warrants. The outstanding Operating Partnership units (which may be redeemed for common shares) have been excluded from the diluted net income (loss) per common share calculation, as there would be no effect on reported diluted net income (loss) per common share.

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

New Accounting Pronouncements—Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R were effective as of January 1, 2006. Since the Company currently uses the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company adopted the provisions of FIN 47 as of December 31, 2005. FIN 47 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes (“APB 20”), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

PHA was acquired for approximately $13.0 million, which included the issuance of 344,152 and 185,483 Operating Partnership units to Barceló Crestline and the third-party member, respectively, valued at approximately $1.1 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

A/H-BCC Virginia Beach Hotel, LLC, which owned the 176-room Hilton Garden Inn Virginia Beach Town Center hotel located in Virginia Beach, Virginia, was acquired for approximately $20.0 million, which included the issuance of 142,688 Operating Partnership units to both Barceló Crestline and the third-party member, valued at approximately $2.5 million. In addition, the Company has agreed to pay the third-party member additional purchase consideration if the Hilton Garden Inn Virginia Beach Town Center hotel exceeds certain agreed-upon operating results during the second 12-month period or third 12-month period following the opening of the hotel, which occurred in November 2003. The additional purchase consideration will be paid in the form of Operating Partnership units equal to the amount of the additional purchase consideration divided by the average closing price of the Company’s common stock for the ten trading days immediately preceding the calculation date. As of December 31, 2005, no additional purchase consideration was due to the third-party member. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

Sugar Land Hotel Associates, L.P., which owned the 300-room Sugar Land Marriott hotel located in Sugar Land, Texas, was acquired for approximately $32.6 million, which included the issuance of 43,010 and 109,190 Operating Partnership units to Barceló Crestline and the third-party member, respectively, valued at approximately $0.3 million. Sugar Land Hotel Associates, L.P. also had an agreement with the Sugar Land Development Authority to lease a conference center and parking facility adjoining the Sugar Land Marriott hotel for a term of 99 years ending October 2102. In addition, the Company has agreed to pay Barceló Crestline up to $1.8 million as additional purchase consideration if the Sugar Land Marriott hotel exceeds certain agreed-upon operating results over the 36-month period following the opening of the hotel, which occurred in October 2003. The additional purchase consideration will be paid in the form of Operating Partnership units equal to the amount of the additional purchase consideration divided by the average closing price of the Company’s common stock for the twenty trading days immediately prior to the end of the 36-month period. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

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

NOTES TO FINANCIAL STATEMENTS—(Continued)

On August 2, 2004, the Company acquired the 156-room Courtyard Savannah Historic District hotel in Savannah, Georgia and the 109-room Residence Inn Tampa Downtown hotel in Tampa, Florida for approximately $38.5 million. The Company entered into long-term agreements with McKibbon Hotel Management, Inc. to manage the two hotel properties.

On August 19, 2004, the Company acquired a four-hotel portfolio, consisting of the 510-room Hilton Parsippany hotel in Parsippany, New Jersey, the 495-room Crowne Plaza Atlanta-Ravinia hotel in Atlanta, Georgia, the 360-room Wyndham Wind Watch hotel in Hauppauge, New York, and the 322-room Tremont Boston hotel in Boston, Massachusetts, for approximately $229 million. The acquisition was partially funded with a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The loan provider required that the Company deposit $27.5 million in an escrow account, which amount is being used to renovate the hotel properties.

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

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.4 million. The entity that sold the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A. (“Barceló”), which is the parent company of Barceló Crestline, which sponsored the Company’s formation and IPO. In conjunction with the acquisition, the Company assumed a lease agreement for the land underlying the hotel with an initial term ending September 2059. The Company concluded that the ground lease terms are below current market terms and recorded a $1.7 million favorable lease asset, which the Company is amortizing over the useful life of the building. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

On July 14, 2005, the Company acquired the 410-room Wyndham Palm Springs hotel in Palm Springs, California for approximately $57.1 million. In conjunction with the acquisition, the Company assumed a sub-lease agreement for the land underlying the hotel with an initial term ending December 2059, with the right to extend the term an additional 25 years. The acquisition was funded with proceeds from the issuance of a $37.1 million loan, secured by the Wyndham Palm Springs hotel, and a portion of a $25 million borrowing under the Company’s term loan facility. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property.

On October 24, 2005, the Company acquired the 385-room Hilton Boston Back Bay hotel in Boston, Massachusetts for approximately $110.3 million. The Company entered into a long-term agreement with Hilton Hotels Corporation to manage the hotel property.

On November 15, 2005, the Company acquired the 294-room Westin Princeton at Forrestal Village hotel in Princeton, New Jersey for approximately $54.2 million. In conjunction with the acquisition, the Company assumed a lease agreement for the land underlying the hotel with an initial term ending April 2056. Rent for the term of the ground lease was paid in full by a previous lessee, and as a result, the Company recorded a $7.4 million favorable lease asset, which the Company is amortizing over the useful life of the building. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property.

On December 9, 2005, the Company acquired the 144-room Churchill hotel in Washington, DC for approximately $49.4 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property.

The combined allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	2005 Acquisitions	2004 Acquisitions
Land and land improvements	$35,819	$54,918
Buildings and leasehold improvements	254,615	364,544
Furniture, fixtures and equipment	22,800	16,503
Asset held for sale	—	3,000
Cash	130	232
Restricted cash	—	194
Accounts receivable, net	619	5,392
Prepaid assets and other assets	10,433	2,174
Accounts payable and accrued expenses	(2,409)	(3,724)
Other liabilities	—	(2,598)
Mortgage loans	—	(28,343)

Net assets acquired	$322,007	$412,292

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the years ended December 31, 2005 and 2004 as if the six hotel acquisitions that occurred in 2005, as well as the 12 hotel acquisitions that occurred in 2004, had taken place on January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transactions taken place on January 1, 2004, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2005	2004
Total revenue	$313,981	$304,800
Total operating expenses	269,198	267,819
Operating income	44,783	36,981
Net income	18,053	11,471
Net income available to common stockholders	11,753	5,171
Net income per common share:
Basic and diluted	.22	.10

On June 30, 2004, the Company signed a definitive agreement with a hotel developer to purchase upon completion the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland. The purchase price for the hotel property is $29 million. The Company was required to deposit $8 million in an escrow account, which amount, plus interest thereon, will be credited against the purchase price at closing or returned to the Company should the hotel developer fail to satisfy its obligations pursuant to the definitive agreement. Construction of the hotel is scheduled to be completed in April 2006.

4.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
Land and land improvements	$103,133	$67,314
Buildings and leasehold improvements	756,971	491,537
Furniture, fixtures and equipment	70,220	29,336
Construction-in-progress	18,287	4,550

	948,611	592,737
Less: accumulated depreciation and amortization	(38,079)	(14,022)

	$910,532	$578,715

5.	Hurricane Wilma

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the Barceló Tucancun Beach resort. The majority of damage affected the grounds of the resort and the first level of the hotel, including significant structural damage to the sea wall and damage to the lobby, restaurant and pool areas. Although significant progress has been made to restore the damaged areas, as of the date hereof, the resort is still closed.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has comprehensive insurance coverage for both property damage and business interruption, providing for an aggregate of $25 million in coverage. The Company has substantially completed an assessment of the property damage and loss of business and has begun negotiations with the Company’s insurance carrier. The net book value of the property damage is currently estimated to be $6.5 million. As of December 31, 2005, the Company has recorded an investment in hotel property write-off and a corresponding insurance claim receivable for the $6.5 million, included in prepaid expenses and other assets, because the Company believes that it is probable that the insurance recovery, net of a deductible, will exceed the net book value of the damaged areas of the property. As the Company completes its assessment of the property damage, the actual net book value write-off could vary from the $6.5 million estimate. Changes to this estimate will be recorded in the periods in which they are determined. To the extent that insurance proceeds ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

Insurance recoveries attributable to resort operating expenses that are reimbursable under the Company’s business interruption policy have been recorded to the extent such expenses are incurred and the amounts are probable of recovery. As of December 31, 2005, the Company had also recorded an insurance claim receivable of $0.2 million, equal to the operating expenses incurred at the Barceló Tucancun Beach resort for the period from October 22, 2005 through December 31, 2005. Any gain or profit resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experiences lost income from the resort.

6.	Asset Held For Sale

In connection with the acquisition of the Hyatt Regency Wind Watch Long Island hotel, the Company assumed a definitive agreement to sell a parcel of vacant land, which is adjacent to the hotel, for $3.0 million. The proceeds, less brokerage commissions and other transaction costs, from the sale will be split evenly between the Company and the seller of the Hyatt Regency Wind Watch Long Island hotel. As of December 31, 2005, included in other liabilities in the consolidated balance sheet was approximately $1.4 million, which is an estimate of the amount due to the seller.

7.	Long-Term Debt

On January 8, 2004, in connection with the Hilton Tampa Westshore hotel acquisition, the Company assumed a $17 million mortgage loan that encumbered the hotel property. The loan bore a fixed annual interest rate of 7.9% and was scheduled to mature on July 1, 2005. On December 1, 2004, the Company refinanced the assumed loan with a $17.6 million mortgage loan. The new mortgage loan bears a fixed annual interest rate of 5.7% and matures on December 1, 2014. Principal payments commenced in December 2004 and are based on a 30-year amortization period. In addition, the loan agreement contains a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel property if net cash flow, as defined, for the trailing twelve months declines below a specified threshold.

On July 9, 2004, the Company completed a $67 million financing secured by the Hyatt Regency Savannah hotel, the Portsmouth Renaissance hotel and conference center, and the Hilton Garden Inn BWI Airport hotel. The loan bears a fixed annual interest rate of 6.47% and matures on July 11, 2011. Principal payments commenced in August 2005 and are based on a 25-year amortization period. The loan agreement contains standard provisions that require the loan servicer to maintain escrow accounts over the term of the loan for certain items, including hotel capital improvements, ground rent, real estate taxes and insurance. In addition, the loan agreement contains a

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing twelve months declines below a specified threshold.

On August 19, 2004, in connection with the acquisition of the Hilton Parsippany hotel, the Crowne Plaza Atlanta-Ravinia hotel, the Hyatt Regency Wind Watch Long Island hotel, and the Courtyard Boston Tremont hotel, the Company completed a $160 million financing, comprised of a $135 million mortgage loan and a $25 million mezzanine loan. The $135 million mortgage loan is secured by the four hotel properties. The $25 million mezzanine loan is secured by equity interests in the Company’s subsidiary that is the borrower under the $135 million mortgage loan. The financing bears interest at a fixed, annual, blended rate of 6.65% and matures on September 1, 2011. Principal payments commenced in September 2004 and are based on a 25-year amortization period. The loan agreements contain standard provisions that require the loan servicer to maintain escrow accounts over the terms of the loans for certain items, including hotel capital improvements and real estate taxes. In addition, the loan agreements contain a restrictive provision that requires the loan servicer to retain in escrow excess cash flow from the encumbered hotel properties if net cash flow, as defined, for the trailing twelve months declines below a specified threshold. For the 12 months ended December 31, 2005, net cash flow from the four hotel properties did not exceed the specified threshold. Accordingly, the loan servicer has the right to retain in escrow excess cash flow from the four hotel properties until the hotels generate the minimum cash flow required for three consecutive months, at which time the cash being held in escrow will be released to the Company.

On September 9, 2004, the Company completed a $38 million financing secured by the Dallas/Fort Worth Airport Marriott hotel. The loan bears a fixed annual interest rate of 5.8% and matures on October 1, 2011. Principal payments commenced in October 2004 and are based on a 25-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

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

On December 22, 2004, the Company completed a $100 million term loan facility. The facility is secured by the following seven hotel properties: the Sugar Land Marriott hotel and conference center, the Hilton Garden Inn Virginia Beach Town Center hotel, the Plaza San Antonio Marriott hotel, the Radisson Mount Laurel hotel, the Omaha Marriott hotel, the Residence Inn Tampa Downtown hotel, and the Courtyard Savannah Historic District hotel. The facility can be increased up to a maximum borrowing of $150 million should the Company elect to pledge other unencumbered hotel properties to secure the facility. The facility matures on December 21, 2007 and has a one-year extension option. The facility bears interest at the Company’s election of either (a) LIBOR, plus 2.5%, or (b) the greater of (i) the prime rate, plus 0.5% and (ii) the federal funds rate, plus 1.5%. The facility agreement contains a financial covenant that requires the Company to maintain a specified debt service coverage ratio for the seven hotel properties. As of December 31, 2005, the Company had drawn down $90 million under the facility.

On July 14, 2005, in connection with the Wyndham Palm Springs hotel acquisition, the Company completed a $37.1 million financing secured by the Wyndham Palm Springs hotel. The loan bears a fixed annual interest rate of 5.35% and matures on August 1, 2012. Principal payments will commence in August 2007 and will be based on a 30-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On December 6, 2005, the Company completed a $69 million financing secured by the Hilton Boston Back Bay hotel. The loan bears a fixed annual interest rate of 5.96% and matures on January 1, 2013. Principal payments will commence in January 2007 and will be based on a 30-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

Except for the cash flow covenant contained in the loan agreements related to the four-hotel portfolio acquired on August 19, 2004, the Company was in compliance with the financial covenants contained in its other loan agreements.

The following details the Company’s long-term debt as of December 31, 2005 (in thousands):

	Encumbered Hotels	Interest Rate		Maturity	Principal Balance December 31, 2005
Mortgage loan	3 hotels	6.47%	Fixed	July 2011	$66,582
Mortgage loan (1)	4 hotels	6.00%	Fixed	September 2011	132,068
Mortgage loan	1 hotel	5.80%	Fixed	October 2011	37,123
Mortgage loan (2)	1 hotel	LIBOR + 1.75%	Variable	November 2008	11,174
Mortgage loan	1 hotel	5.70%	Fixed	December 2014	17,369
Mezzanine loan (1)	None	10.14%	Fixed	September 2011	24,638
Mortgage loan	1 hotel	5.35%	Fixed	August 2012	37,050
Mortgage loan	1 hotel	5.21%	Fixed	November 2012	10,000
Mortgage loan	1 hotel	5.96%	Fixed	January 2013	69,000
Term loan facility	7 hotels	LIBOR + 2.50%	Variable	December 2007	90,000

					495,004
Unamortized discount					(205)

					$494,799

(1)	The Company issued this mortgage loan and mezzanine loan in conjunction with the acquisition of a four-hotel portfolio. The financing bears interest at a fixed, annual, blended rated of 6.65%.
(2)	The Company assumed this mortgage loan along with an interest rate swap (see Note 8) that fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

As of December 31, 2005, the Company’s weighted-average interest rate on its long-term debt was 6.29%. Future scheduled principal payments of debt obligations as of December 31, 2005 are as follows (in thousands):

Year	Amounts
2006	$5,113
2007	96,556
2008	17,286
2009	7,401
2010	7,880
Thereafter	360,768

$495,004

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.	Derivative Instruments

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

On December 22, 2005, the Company entered into an interest rate swap agreement for a notional amount of $50 million. The agreement is effective February 1, 2006 and expires on February 1, 2009. Under the agreement, the Company pays a fixed annual interest rate of 4.91% and receives the London InterBank Offered Rate (LIBOR). The agreement effectively fixes the interest rate on the first $50 million of borrowings under the Company’s term loan facility, or subsequent to February 24, 2006 (see Note 17), its revolving credit facility, at an annual interest rate of 4.91%, plus a credit spread.

9.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Year Ended December 31,		Period From December 19, 2003 to December 31, 2003
	2005	2004
Numerator:
Net income available to common stockholders	$8,046	$4,266	$(2,673)
Less: dividends on unvested restricted common stock	(310)	(288)	—

Net income available to common stockholders after dividends on unvested restricted common stock	$7,736	$3,978	$(2,673)

Denominator:
Weighted-average number of common shares outstanding—basic	42,455,438	39,093,691	36,656,923
Effect of dilutive securities:
Unvested restricted common stock	185,654	215,541	—
Warrants	61,309	91,964	—

Weighted-average number of common shares outstanding—diluted	42,702,401	39,401,196	36,656,923

Net income per common share:
Basic	$.18	$.10	$(.07)
Diluted	$.18	$.10	$(.07)

10.	Cash Distributions

For the years ended December 31, 2005 and 2004, the Company’s board of directors declared cash distributions to common stockholders of the Company and partners of the Operating Partnership of $.56 and $.36, respectively, per common share and partnership unit.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

On October 19, 2005, the Company’s board of directors declared a cash distribution to Series A preferred stockholders of the Company of record as of November 1, 2005. The cash distribution of $.18594 per Series A preferred share was paid on November 15, 2005.

11.	Capital Stock

Common Stock—The Company is authorized to issue up to 500,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive distributions when authorized by the Company’s board of directors out of assets legally available for the payment of distributions.

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

On September 28, 2005, the Company completed an underwritten public offering and sold 11,500,000 shares of common stock at a price of $10.15 per share, including 1,500,000 shares sold as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting discounts and offering expenses, the Company generated net proceeds of approximately $110.5 million.

For the years ended December 31, 2005 and 2004, and the period from December 19, 2003 through December 31, 2003, the Company issued 30,000 shares, 119,511 shares, and 832,500 shares, respectively, of common stock to its employees and directors. As of December 31, 2005, the Company had 51,808,380 shares of common stock outstanding.

Treasury Stock—For the years ended December 31, 2005 and 2004, the Company purchased 89,750 shares and 71,242 shares, respectively, of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

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

Preferred Stock—The Company is authorized to issue up to 100,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

On September 28, 2005, the Company completed an underwritten public offering and sold 3,000,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock. On October 5, 2005, the Company sold an additional 200,000 shares of 7.875% Series A Cumulative Redeemable Preferred Stock, as a result of the exercise of the underwriters’ over-allotment option. After deducting underwriting discounts and offering expenses, the Company generated net proceeds of approximately $77.1 million.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In February 2005, a limited partner caused the Operating Partnership to redeem its units in exchange for 142,688 shares of the Company’s common stock. In December 2005, another limited partner caused the Operating Partnership to redeem its units in exchange for 294,673 shares of the Company’s common stock. As of December 31, 2005, the total number of Operating Partnership units outstanding owned by third-party limited partners was 529,850.

Universal Shelf—In December 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of December 31, 2005, the Company had equity securities with a maximum aggregate offering price of $303.3 million available to issue.

12.	Stock Incentive Plan

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

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of December 31, 2005, no stock options had been granted under the Plan.

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

For the years ended December 31, 2005 and 2004, the Company issued 20,000 shares and 107,500 shares, respectively, of restricted common stock to certain employees, which did not require payments by the employees. Subject to continued employment with the Company, the restrictions on the employees’ shares lapse at the rate of one-third of the number of restricted shares per year commencing on the first anniversary of their issuance. The Company recorded unearned compensation of approximately $0.2 million and $1.3 million, respectively, and is amortizing the unearned compensation over the 36-month period commencing on the date of the issuance. Also for the years ended December 31, 2005 and 2004, the Company’s directors were issued 10,000 shares and 12,000 shares, respectively, of unrestricted common stock, which did not require payments by the directors and vested immediately.

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares and covered by stock appreciation rights is 2,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are issued under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of December 31, 2005, 1,019,989 shares of common stock were reserved and available for distribution under the Plan.

The board of directors may amend or terminate the Plan at any time, but an amendment will not become effective without the approval of the Company’s stockholders (within 12 months of the date such amendment is

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

adopted by the board of directors) if it increases the aggregate number of shares of common stock that may be issued under the Plan. No amendment or termination of the Plan will affect a participant’s rights under outstanding awards without the participant’s consent.

13.	Income Taxes

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

The components of income tax expense (benefit) for the years ended December 31, 2005 and 2004 and the period from December 19, 2003 through December 31, 2003 are as follows (in thousands):

	Year Ended December 31,		Period From December 19, 2003 to December 31, 2003
	2005	2004
Current:
Foreign	$176	$—	$—

Deferred:
Federal	91	(901)	(238)
State	19	(169)	(39)
Foreign	(85)	—	—

	25	(1,070)	(277)

Income tax expense (benefit)	$201	$(1,070)	$(277)

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,		Period From December 19, 2003 to December 31, 2003
	2005	2004
Statutory federal income tax expense (benefit)	$3,417	$1,121	$(1,025)
Effect of non-taxable REIT loss (income)	(3,907)	(2,079)	675
Effect of foreign operations	650	—	—
State income tax expense (benefit), net of federal benefit	12	(112)	(26)
Other	29	—	99

Income tax expense (benefit)	$201	$(1,070)	$(277)

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Employee-related compensation	$197	$113
Start-up costs	63	86
Net operating loss carryforwards	1,578	1,513
Other	—	14

	1,838	1,726

Deferred tax liabilities:
Investment in hotel properties	572	474
Other	39	—

	611	474

Net deferred tax asset	$1,227	$1,252

As of December 31, 2005, the Company had a net deferred tax asset of $1.2 million, primarily due to tax net operating losses. These loss carryforwards will begin to expire in 2023 if not utilized by then. The Company believes that it is more likely than not that HHC TRS will generate sufficient taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded at December 31, 2005.

PHA operated as a limited liability company and, as a result, was not subject to federal or state income taxation. Accordingly, no provision was made for federal or state income taxes in the predecessor financial statements.

14.	Related-Party Transactions

As of December 31, 2005, Barceló Crestline, which was the sponsor of the Company’s formation and IPO, owned approximately 2% of the Company’s outstanding common stock and 529,850 Operating Partnership units. The following is a summary of the transactions between the Company, Barceló Crestline, and Barceló, which is the parent company of Barceló Crestline:

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Management Agreements—As of December 31, 2005, 13 of the Company’s 23 hotels operated pursuant to management agreements with Crestline Hotels & Resorts, Inc., which is a wholly owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel and will be due annually in arrears within 105 days after the end of each fiscal year. Crestline Hotels & Resorts will not be entitled to receive any incentive management fee in any fiscal year in which the operating income of the hotel has not equaled at least 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts for each hotel at 4.5% of gross revenues for each fiscal year.

For the years ended December 31, 2005 and 2004 and the period from December 19, 2003 through December 31, 2003, the Company paid Crestline Hotels & Resorts approximately $3.2 million, $1.6 million, and $10,000, respectively, in management fees. For the period from January 1, 2003 through December 18, 2003, PHA paid Crestline Hotels & Resorts approximately $0.3 million in management fees.

As of December 31, 2005, the Barceló Tucancun Beach resort operated pursuant to management and consulting agreements with separate subsidiaries of Barceló. The initial term of the management agreement is five years and will be automatically extended for four successive five-year periods, unless terminated because of a default of the manager or the manager elects not to renew. Barceló receives a base management fee, and if the hotel meets and exceeds a certain performance threshold, an incentive management fee. The base management fee is 3% of total gross revenues from the hotel. The incentive management fee, if any, will be equal to 15% of the amount by which operating income for the fiscal year exceeds 12% of the Company’s capitalized investment in the hotel. Barceló will not be entitled to receive any incentive fee in any fiscal year in which the operating income of the hotel has not equaled at least 12% of the Company’s capitalized investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Barceló at 7.5% of gross revenues for each fiscal year.

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

For the year ended December 31, 2005, the Company paid separate subsidiaries of Barceló approximately $0.2 million in management and consulting fees.

Barceló Tucancun Beach Resort Restoration—In November 2005, after Hurricane Wilma caused substantial wind and water damage to the Barceló Tucancun Beach resort, the Company entered into a restoration service agreement with a subsidiary of Barceló to manage the restoration of the resort and the settlement of claims with the Company’s insurance carrier.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the years ended December 31, 2005 and 2004, the Company paid Barceló Crestline approximately $0.2 million and $0.3 million, respectively, under this arrangement.

15.	Commitments and Contingencies

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

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Management Agreements—As of December 31, 2005, the Company’s hotel properties operated pursuant to long-term agreements with seven management companies, including Crestline Hotels & Resorts, Inc. (13 hotels), Marriott International, Inc. (3 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), Hilton Hotels Corporation (1 hotel), Sage Hospitality Resources (1 hotel), and Grubarges Gestión Hotelera Mexicana SA de CV (1 resort). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of December 31, 2005, 15 of the Company’s 23 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Six of the Company’s 23 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, and the Hilton Boston Back Bay hotel, are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these six hotel properties allow the hotel property to operate under the respective brand. With respect to the Company’s other two hotel properties, the management agreement for the Barceló Tucancun Beach resort allows the hotel property to operate under the Barceló brand and The Churchill hotel operates as an independent hotel.

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

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.	Quarterly Operating Results (Unaudited)

	Quarter Ended - 2005
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$50,161	$63,245	$60,815	$76,994
Total operating expenses	46,420	52,153	54,154	65,351
Operating income	3,741	11,092	6,661	11,643
Net income	4	4,190	812	4,667
Net income available to common stockholders	4	4,190	763	3,089
Net income per common share:
Basic	—	.10	.02	.06
Diluted	—	.10	.02	.06

	Quarter Ended - 2004
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$18,734	$25,254	$36,014	$53,009
Total operating expenses	18,732	23,028	33,223	47,523
Operating income	2	2,226	2,791	5,486
Net income	600	2,158	569	939
Net income available to common stockholders	600	2,158	569	939
Net income per common share:
Basic	.02	.05	.01	.02
Diluted	.02	.05	.01	.02

17.	Subsequent Events

On January 6, 2006, the Company completed a $35 million financing secured by the Westin Princeton at Forrestal Village hotel. The loan bears a fixed annual interest rate of 5.97% and matures on February 1, 2013. Principal payments will commence in February 2007 and will be based on a 30-year amortization period. The loan agreement contains a standard provision that requires the loan servicer to maintain an escrow account over the term of the loan for real estate taxes.

On January 18, 2006, the Company’s board of directors declared a cash distribution to Series A preferred stockholders of the Company of record as of February 1, 2006. The cash distribution of $.49219 per Series A preferred share was paid on February 15, 2006.

On February 24, 2006, the Company acquired the 673-room Nashville Renaissance hotel in Nashville, Tennessee for approximately $80.2 million. The Company borrowed $10 million under its term loan facility to fund a portion of the acquisition. The Company entered into a long-term agreement with Marriott International, Inc. to manage the hotel property.

On February 24, 2006, the Company extinguished its $100 million term loan facility and completed a separate unsecured revolving credit facility with a syndicate of banks, including Wells Fargo Bank, N.A., as administration agent. The revolving credit facility provides aggregate revolving loan commitments of up to $150 million with an option to increase the amount of the facility by up to $50 million. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s unencumbered hotel properties included in the borrowing base, as defined in the agreement. As of February 24, 2006, the maximum borrowing availability under the facility was approximately $133 million, of which $101 million was drawn down on that date to pay off the term loan facility and pay closing costs on the new facility.

HIGHLAND HOSPITALITY CORPORATION AND PREDECESSOR

NOTES TO FINANCIAL STATEMENTS—(Continued)

Borrowings under the revolving credit facility bear interest at variable rates equal to, at the Company’s option, either (a) LIBOR, plus a credit spread, or (b) a base rate, plus a credit spread. The base rate in effect on any given day is equal to the higher of (a) the prime rate published by Wells Fargo Bank, N.A., or (b) the Federal Funds Rate announced by the Federal Reserve Bank, plus 0.5%. The credit spread is reset each quarter based on the Company’s current leverage ratio. The facility agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth. The Company is required to pay an unused fee of 0.20% per annum on the amount of unused capacity under the credit facility. The facility matures on February 23, 2009 and has a one-year extension option.

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2005

(in thousands)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Portsmouth Renaissance Portsmouth, Virginia	$(1)	$—	$11,825	$—	$—	$11,825	$11,825	$(1,485)	2003	40 years
Plaza San Antonio Marriott San Antonio, Texas	(3)	3,622	28,157	3,053	3,622	31,210	34,832	(1,566)	2003	40 years
Hyatt Regency Savannah Savannah, Georgia	(1)	6,684	42,948	5,727	6,684	48,675	55,359	(2,366)	2003	40 years
Sugar Land Marriott Sugar Land, Texas	(3)	330	27,401	—	330	27,401	27,731	(1,500)	2003	40 years
Hilton Garden Inn Virginia Beach Town Center Virginia Beach, Virginia	(3)	1,760	15,797	—	1,760	15,797	17,557	(838)	2003	40 years
Hilton Tampa Westshore Tampa, Florida	17,369	2,753	23,151	310	2,753	23,461	26,214	(1,192)	2004	40 years
Hilton Garden Inn BWI Airport Linthicum, Maryland	(1)	1,443	20,063	34	1,443	20,097	21,540	(1,045)	2004	40 years
Dallas/Fort Worth Airport Marriott Dallas/Fort Worth, Texas	37,123	6,500	50,035	193	6,500	50,228	56,728	(2,066)	2004	40 years
Courtyard Savannah Historic District Savannah, Georgia	(3)	1,014	23,068	10	1,014	23,078	24,092	(816)	2004	40 years
Residence Inn Tampa Downtown Tampa, Florida	(3)	550	12,672	—	550	12,672	13,222	(448)	2004	40 years
Hyatt Regency Wind Watch Long Island Hauppauge, New York	(2)	11,160	36,189	3,754	11,160	39,943	51,103	(1,369)	2004	40 years
Hilton Parsippany Parsippany, New Jersey	(2)	9,800	66,262	7	9,800	66,269	76,069	(2,267)	2004	40 years
Crowne Plaza Atlanta-Ravinia Atlanta, Georgia	(2)	4,500	56,186	3,092	4,500	59,278	63,778	(2,044)	2004	40 years
Courtyard Boston Tremont Boston, Massachusetts	(2)	6,500	31,204	212	6,500	31,416	37,916	(1,073)	2004	40 years
Radisson Mount Laurel Mount Laurel, New Jersey	(3)	5,000	8,929	32	5,000	8,961	13,961	(298)	2004	40 years
Omaha Marriott Omaha, Nebraska	(3)	4,268	21,781	318	4,268	22,099	26,367	(723)	2004	40 years
Courtyard Denver Airport Denver, Colorado	11,174	1,430	15,350	7	1,430	15,357	16,787	(495)	2004	40 years
Sheraton Annapolis Annapolis, Maryland	10,000	—	15,683	46	—	15,729	15,729	(359)	2005	40 years
Barceló Tucancun Beach Cancun, Mexico	(3)	6,219	23,315	(5,457)	6,219	17,858	24,077	(414)	2005	40 years
Wyndham Palm Springs Palm Springs, California	37,050	—	54,926	—	—	54,926	54,926	(639)	2005	40 years
Hilton Boston Back Bay Boston, Massachusetts	69,000	20,000	79,268	—	20,000	79,268	99,268	(373)	2005	40 years
Westin Princeton at Forrestal Village Princeton, New Jersey	—	—	43,182	—	—	43,182	43,182	(185)	2005	40 years
The Churchill Washington, DC	—	9,600	38,241	—	9,600	38,241	47,841	(58)	2005	40 years

Totals	$470,366	$103,133	$745,633	$11,338	$103,133	$756,971	$860,104	$(23,619)

(1)	This property secures the mortgage loan issued on July 9, 2004, which had an outstanding principal balance of $66,582 as of December 31, 2005.
(2)	This property secures the mortgage loan issued on August 19, 2004, which had an outstanding principal balance of $132,068 as of December 31, 2005.
(3)	This property secures the term loan facility, which had an outstanding principal balance of $90,000 as of December 31, 2005.

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

AS OF DECEMBER 31, 2005

(in thousands)

Notes:

(a)	The change in total cost of real estate assets for the years ended December 31, 2005 and 2004, and the period from December 19, 2003 through December 31, 2003 is as follows:

Balance as of December 19, 2003	$57,445
Acquisitions	81,411
Capital expenditures and transfers from construction-in-progress	72

Balance as of December 31, 2003	138,928
Acquisitions	419,623
Capital expenditures and transfers from construction-in-progress	300

Balance as of December 31, 2004	558,851
Acquisitions	290,287
Capital expenditures and transfers from construction-in-progress	16,466
Barceló Tucancun Beach resort impairment loss	(5,500)

Balance as of December 31, 2005	$860,104

(b)	The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2005 and 2004, and the period from December 19, 2003 through December 31, 2003 is as follows:

Balance as of December 19, 2003	$1,072
Depreciation and amortization	108

Balance as of December 31, 2003	1,180
Depreciation and amortization	7,440

Balance as of December 31, 2004	8,620
Depreciation and amortization	14,999

Balance as of December 31, 2005	$23,619