Form 10-Q
period 2006-03-31
HIGHLAND HOSPITALITY CORP
filed 2006-05-08
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006, there were 59,719,992 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$1,156,563	$910,532
Asset held for sale	3,000	3,000
Deposits on hotel property acquisitions	8,254	8,202
Cash and cash equivalents	32,929	64,761
Restricted cash	18,154	21,486
Accounts receivable, net of allowance for doubtful accounts of $214 and $174, respectively	18,102	12,927
Prepaid expenses and other assets	35,609	31,401
Deferred financing costs, net of accumulated amortization of $850 and $1,256, respectively	4,516	4,522

Total assets	$1,277,127	$1,056,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$616,516	$494,799
Accounts payable and accrued expenses	30,588	23,163
Dividends/distributions payable	9,640	7,327
Other liabilities	2,366	2,718

Total liabilities	659,110	528,007

Minority interest in operating partnership	4,682	4,500
Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Stock; 3,200,000 shares issued and outstanding ($81,033 liquidation preference)	77,112	77,112
Common stock, $.01 par value; 500,000,000 shares authorized; 59,891,314 shares and 51,969,372 shares issued, respectively	599	519
Additional paid-in capital	572,767	477,876
Treasury stock, at cost; 171,322 shares and 160,992 shares, respectively	(1,894)	(1,772)
Cumulative dividends in excess of net income	(35,249)	(29,411)

Total stockholders’ equity	613,335	524,324

Total liabilities and stockholders’ equity	$1,277,127	$1,056,831

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUE
Rooms	$57,107	$32,634
Food and beverage	25,131	15,661
Other	4,246	1,866

Total revenue	86,484	50,161

EXPENSES
Hotel operating expenses:
Rooms	12,356	7,908
Food and beverage	16,641	10,956
Other direct	1,572	1,006
Indirect	31,366	19,258

Total hotel operating expenses	61,935	39,128
Depreciation and amortization	8,933	4,708
Corporate general and administrative:
Stock-based compensation	791	773
Other	2,000	1,811

Total operating expenses	73,659	46,420

Operating income	12,825	3,741

Interest income	703	317
Interest expense	8,272	5,275
Loss on early extinguishment of debt	1,081	—
Foreign currency exchange gain	123	—

Income (loss) before income taxes and minority interest in operating partnership	4,298	(1,217)

Income tax benefit	1,047	1,219
Minority interest in operating partnership	(53)	2

Net income	5,292	4
Preferred stock dividends	(1,575)	—

Net income available to common stockholders	$3,717	$4

Net income per common share:
Basic	$.07	$—
Diluted	$.07	$—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock				Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
			Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2005	3,200,000	$77,112	51,969,372	$519	(160,992)	$(1,772)	$477,876	$(29,411)	$524,324
Sale of common stock, net of underwriters’ fees and issuance costs	—	—	7,300,000	73	—	—	88,102	—	88,175
Issuance of common stock related to exercise of warrants	—	—	621,942	7	—	—	6,212	—	6,219
Purchase of treasury stock	—	—	—	—	(10,330)	(122)	—	—	(122)
Stock-based compensation	—	—	—	—	—	—	791	—	791
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(214)	—	(214)
Declaration of dividends on common stock	—	—	—	—	—	—	—	(9,555)	(9,555)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	(1,575)	(1,575)
Net income	—	—	—	—	—	—	—	5,292	5,292

Balances at March 31, 2006	3,200,000	$77,112	59,891,314	$599	(171,322)	$(1,894)	$572,767	$(35,249)	$613,335

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,292	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,933	4,708
Amortization of deferred financing costs	230	259
Amortization of discount on mortgage loan	18	18
Change in fair value of interest rate swaps	(421)	(291)
Minority interest in operating partnership	53	(2)
Stock-based compensation	791	773
Loss on early extinguishment of debt	1,081	—
Changes in assets and liabilities:
Accounts receivable, net	(4,870)	(3,090)
Prepaid expenses and other assets	(8,668)	(526)
Accounts payable and accrued expenses	4,804	(463)

Net cash provided by operating activities	7,243	1,390

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(239,038)	(18,064)
Value-added taxes (VAT) refund related to foreign hotel acquisition	3,774	—
Improvements and additions to hotel properties	(15,824)	(14,604)
Proceeds from insurance claim	2,000	—
Change in restricted cash	3,495	6,691

Net cash used in investing activities	(245,593)	(25,977)

Cash flows from financing activities:
Proceeds from sale of common stock	94,476	—
Payment of offering expenses related to sale of common stock	(82)	(280)
Purchase of treasury stock	(122)	(111)
Proceeds from revolving credit facility	126,000	—
Proceeds from term loan facility	10,000	—
Payment on term loan facility	(100,000)	—
Proceeds from issuance of mortgage debt	87,000	—
Scheduled principal payments on mortgage debt	(1,301)	(940)
Payment of deferred financing costs	(1,305)	(117)
Refund of deposits on loan applications	754	—
Payment of dividends to common stockholders	(7,253)	(5,590)
Payment of dividends to preferred stockholders	(1,575)	—
Payment of distributions to minority interests	(74)	(136)

Net cash provided by (used in) financing activities	206,518	(7,174)

Net decrease in cash	(31,832)	(31,761)
Cash and cash equivalents, beginning of period	64,761	75,481

Cash and cash equivalents, end of period	$32,929	$43,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,013	$5,474
Issuance of common stock related to redemption of Operating Partnership units	—	1,226

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and an all-inclusive resort property in Cancun, Mexico. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired three hotel properties. Since the IPO and the acquisition of its first three hotel properties, the Company has acquired 23 hotel properties. As of March 31, 2006, the Company owned 26 hotel properties with 8,200 rooms located in 13 states, the District of Columbia, and Mexico.

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

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. Additional information is contained in the Highland Hospitality Corporation Form 10-K for the year ended December 31, 2005.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three months ended March 31, 2006 and 2005.

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

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the three months ended March 31, 2006 and 2005 was $0.2 million and $0.1 million, respectively.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition—Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as golf, parking, telephone, and gift shop sales.

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

Stock-Based Compensation—The Company accounts for stock-based employee compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). For restricted stock awards, the Company measures compensation expense based on the fair market value of its common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense is recognized using the straight-line method over the vesting period.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications—Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements— SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R were effective as of January 1, 2006. Since the Company previously used the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R did not have a material effect on the Company’s results of operations, financial position, or cash flows.

3. Acquisition of Hotel Properties

During 2005, the Company acquired six hotel properties, consisting of 1,761 rooms, for approximately $322.0 million. The hotel properties acquired were:

Property	Number of Rooms	Location	Acquired
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005

Total number of rooms	1,761

On February 24, 2006, the Company acquired the 673-room Nashville Renaissance hotel in Nashville, Tennessee for approximately $80.3 million. In conjunction with the acquisition, the Company assumed a lease

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement for the land underlying the hotel and a portion of the adjoining convention center with an initial term ending June 2017, with seven 10-year renewal options. The Company entered into a long-term agreement with Marriott International, Inc. to manage the property.

On March 15, 2006, the Company acquired the 240-room Melrose hotel in Washington, DC for approximately $77.0 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property as an independent hotel.

On March 16, 2006, the Company acquired the 585-room Pointe Hilton Tapatio Cliffs resort and Lookout Mountain Golf Club in Phoenix, Arizona for approximately $81.9 million. The Company entered into a long-term agreement with Hilton Hotels Corporation to manage the hotel property.

The combined preliminary allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2006 Acquisitions
Land and land improvements	$32,800
Buildings and leasehold improvements	181,340
Furniture, fixtures and equipment	25,000
Cash	75
Restricted cash	163
Accounts receivable, net	304
Prepaid assets and other assets	2,052
Accounts payable and accrued expenses	(2,622)

Net assets acquired	$239,112

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2006 and 2005 as if the Nashville Renaissance hotel, Melrose hotel, and Pointe Hilton Tapatio Cliffs resort acquisitions, as well as the six hotel acquisitions that occurred in 2005, and the financing transactions necessary to acquire the hotel properties had taken place on January 1, 2005. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions taken place on January 1, 2005, or of future results of operations (in thousands, except per share data).

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Total revenue	$108,842	$99,072
Total operating expenses	91,421	85,645
Operating income	17,421	13,427
Net income	8,666	4,749
Net income available to common stockholders	7,091	3,174
Net income per common share:
Basic and diluted	.12	.05

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Land and land improvements	$135,933	$103,133
Buildings and leasehold improvements	940,071	756,971
Furniture, fixtures and equipment	96,442	70,220
Construction-in-progress	31,129	18,287

	1,203,575	948,611
Less: accumulated depreciation and amortization	(47,012)	(38,079)

	$1,156,563	$910,532

5. Hurricane Wilma

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the Barceló Tucancun Beach resort. The majority of damage affected the grounds of the resort and the first level of the hotel, including significant structural damage to the sea wall and damage to the lobby, restaurant and pool areas. After six months of restoration, the resort reopened for business on April 22, 2006.

The Company has comprehensive insurance coverage for both property damage and business interruption, providing for an aggregate of $25 million in coverage. In 2005, the Company estimated that the net book value of the property damage was $6.5 million, and accordingly, recorded an investment in hotel property write-off and a corresponding insurance claim receivable for the $6.5 million. The Company has received two separate advances of $2 million on its insurance claim, one in February 2006 and the other in April 2006. The Company is in the process of finalizing negotiations with the Company’s insurance carrier. To the extent that insurance proceeds ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

Insurance recoveries attributable to resort operating expenses that are reimbursable under the Company’s business interruption policy have been recorded to the extent such expenses are incurred and the amounts are probable of recovery. As of March 31, 2006, the Company had recorded an insurance claim receivable of $0.5 million, equal to the operating expenses incurred at the Barceló Tucancun Beach resort for the period from October 22, 2005 through March 31, 2006. Any gain or profit resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance claim have been resolved.

6. Long-Term Debt

On January 6, 2006, the Company completed a $35 million financing secured by the Westin Princeton at Forrestal Village hotel. The loan bears a fixed annual interest rate of 5.97% and matures on February 1, 2013. Principal payments will commence in February 2007 and will be based on a 30-year amortization period.

On February 24, 2006, the Company extinguished its $100 million term loan facility and completed a separate unsecured revolving credit facility with a syndicate of banks. In connection with the extinguishment, the Company wrote off the remaining unamortized deferred financing costs related to the term loan facility. The write-off of approximately $1.1 million has been reported as loss on early extinguishment of debt in the consolidated statements of operations.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The revolving credit facility provides aggregate revolving loan commitments of up to $150 million with an option to increase the amount of the facility by up to $50 million. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s unencumbered hotel properties included in the borrowing base, as defined in the credit agreement. As of March 31, 2006, the maximum borrowing availability under the facility was $150 million, of which $126 million had been drawn down as of that date.

Borrowings under the revolving credit facility bear interest at variable rates equal to, at the Company’s option, either (a) LIBOR, plus a credit spread, or (b) a base rate, plus a credit spread. The base rate in effect on any given day is equal to the higher of (a) the prime rate published by Wells Fargo Bank, N.A., or (b) the Federal Funds Rate announced by the Federal Reserve Bank, plus 0.5%. The credit spread is reset each quarter based on the Company’s current leverage ratio. The credit agreement contains standard financial covenants, including certain leverage ratios, coverage ratios, and a minimum tangible net worth. The Company is required to pay an unused fee of 0.20% per annum on the amount of unused capacity under the credit facility. The facility matures on February 23, 2009 and has a one-year extension option.

On March 13, 2006, the Company completed a $52 million financing secured by the Nashville Renaissance hotel. The loan bears a fixed annual interest rate of 6.11% and matures on April 1, 2013. Principal payments commenced in April 2006 and are based on a 25-year amortization period.

As of March 31, 2006, the Company was in compliance with the financial covenants contained in its loan agreements. Also as of that date, the Company’s weighted-average interest rate on its long-term debt was 6.29%.

7. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income available to common stockholders	$3,717	$4
Less: dividends on unvested restricted common stock	(53)	(86)

Net income (loss) available to common stockholders after dividends on unvested restricted common stock	$3,664	$(82)

Denominator:
Weighted-average number of common shares outstanding—basic	52,944,557	39,376,737
Effect of dilutive securities:
Unvested restricted common stock	118,975	93,996
Warrants	147,463	47,717

Weighted-average number of common shares outstanding—diluted	53,210,995	39,518,450

Net income per common share:
Basic	$.07	$—
Diluted	$.07	$—

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Cash Distributions

For the three months ended March 31, 2006 and 2005, the Company’s board of directors declared cash distributions to common stockholders of the Company and partners of the Operating Partnership of $.16 and $.14, respectively, per common share and partnership unit.

On January 18, 2006, the Company’s board of directors declared a cash distribution to Series A preferred stockholders of the Company of record as of February 1, 2006. The cash distribution of $.49219 per Series A preferred share was paid on February 15, 2006.

9. Capital Stock

Common Stock—On March 14, 2006, the Company completed an underwritten public offering and sold 7,300,000 shares of common stock at a price of $12.35 per share. After deducting underwriting discounts and offering expenses, the Company generated net proceeds of approximately $88.2 million.

Warrants—In connection with the IPO, the Company granted to its underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. On March 28, 2006, the underwriters exercised warrants representing the right to acquire 621,942 shares of common stock. As of March 31, 2006, the Company has reserved 266,546 shares of common stock for issuance upon additional exercises of the warrants.

Treasury Stock—For the three months ended March 31, 2006 and 2005, the Company purchased 10,330 shares and 10,306 shares, respectively, of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for, at the sole discretion of the Operating Partnership, either shares of the Company’s common stock on a one-for-one basis or cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of March 31, 2006, the total number of Operating Partnership units outstanding owned by third-party limited partners was 529,850.

10. Stock Incentive Plan

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

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of March 31, 2006, no stock options had been granted under the Plan.

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

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares and covered by stock appreciation rights is 2,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are granted under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of March 31, 2006, 1,019,989 shares of common stock were reserved and available for distribution under the Plan.

The board of directors may amend or terminate the Plan at any time, but an amendment will not become effective without the approval of the Company’s stockholders (within 12 months of the date such amendment is adopted by the board of directors) if it increases the aggregate number of shares of common stock that may be granted under the Plan. No amendment or termination of the Plan will affect a participant’s rights under outstanding awards without the participant’s consent.

From time to time, the Company grants shares of restricted common stock under the Plan to employees. The shares of restricted common stock vest over three years based on continued employment. The Company measures stock-based compensation expense for the shares of restricted common stock based on the fair market value of its common stock at the date of grant, adjusted for estimated forfeitures. Stock-based compensation expense is recognized using the straight-line method over the vesting period. As of March 31, 2006, there was approximately $2.5 million of unrecognized stock-based compensation expense related to shares of restricted common stock. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 11 months. The following is a summary of the Company’s shares of restricted common stock for the three months ended March 31, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common stock as of December 31, 2005	359,168	$10.36
Granted	—	—
Vested	(29,166)	$11.77
Forfeited	—	—

Restricted common stock as of March 31, 2006	330,002	$10.23

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related-Party Transactions

Management Agreements—As of March 31, 2006, 14 of the Company’s 26 hotels operated pursuant to long-term management agreements with Crestline Hotels & Resorts, Inc. Crestline Hotels & Resorts, Inc. is a wholly owned subsidiary of Barceló Crestline Corporation (“Barceló Crestline”), which sponsored the Company’s formation and IPO. Crestline Hotels & Resorts, Inc. receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel and will be due annually in arrears within 105 days after the end of each fiscal year. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts, Inc. for each hotel at 4.5% of gross revenues for each fiscal year.

For the three months ended March 31, 2006 and 2005, the Company paid Crestline Hotels & Resorts, Inc. approximately $1.2 million and $0.6 million, respectively, in management fees.

As of March 31, 2006, the Barceló Tucancun Beach resort operated pursuant to management and consulting agreements with separate subsidiaries of Barceló Corporación Empresarial, S.A. (“Barceló”), which is the parent company of Barceló Crestline. The initial term of the management agreement is five years and will be automatically extended for four successive five-year periods, unless terminated because of a default of the manager or the manager elects not to renew. Barceló receives a base management fee, and if the hotel meets and exceeds a certain performance threshold, an incentive management fee. The base management fee is 3% of total gross revenues from the hotel. The incentive management fee, if any, will be equal to 15% of the amount by which operating income for the fiscal year exceeds 12% of the Company’s capitalized investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Barceló at 7.5% of gross revenues for each fiscal year.

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

No material management or consulting fees were paid to Barceló for the three months ended March 31, 2006 since the Barceló Tucancun Beach resort was closed for business during that period.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended March 31, 2006 and 2005, the Company paid Barceló Crestline approximately $40,000 and $60,000, respectively, under this arrangement.

12. Commitments and Contingencies

Ground and Building Leases—The Company leases the Portsmouth Renaissance hotel and adjoining conference center pursuant to two separate lease agreements, each with an initial term ending May 2049, with four ten-year renewal options and one nine-year renewal option. Base rent under the hotel lease is $50,000 per

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year. Annual percentage rent, if any, is equal to 100% of available net cash flow after payment of all hotel operating expenses, the base rent, real estate taxes, insurance and a cumulative priority annual return to the Company of approximately $2 million, up to $0.2 million, then 50% of any remaining net cash flow until the landlord has been paid percentage (and additional) rent of $10 million in aggregate, and thereafter 10% of net cash flow annually. If the Company sells or assigns the hotel lease, an additional rent payment equal to 50% of the net sales proceeds in excess of the Company’s capital investment in the hotel and unpaid annual return of 15% on the investment will be due. Annual rent under the conference center lease is equal to the lesser of $75,000 per year or the maximum amount of rent allowable under tax regulations so as to preserve the tax-exempt status of the Portsmouth Industrial Development Authority bonds issued in connection with the hotel and conference center.

The Company leases the conference center and parking facility adjoining the Sugar Land Marriott hotel pursuant to a lease agreement with an initial term ending October 2102. The minimum rent is $1 per year, plus an incentive rent payment for the first 25 years of the term of the lease. If during any of those first 25 years, the Company’s cumulative internal rate of return on investment in the hotel exceeds 15%, then the Company will pay incentive rent in an amount equal to 36% of the net cash flow for the applicable year in excess of the amount of net cash flow that would be necessary to generate a cumulative internal rate of return of 15%.

The Company leases the land underlying the Nashville Renaissance hotel and a portion of the adjoining convention center pursuant to a lease agreement with an initial term ending June 2017, with seven 10-year renewal options. Base rent under the lease is $0.5 million per year. Annual percentage rent is equal to 20% of available net cash flow after payment of all hotel operating expenses, the base rent, real estate taxes, insurance, debt service, property improvement reserve funding, and a priority annual return to the Company of 15% of the Company’s capitalized investment in the hotel. If the Company sells or assigns the hotel lease, an additional payment equal to 20% of the net sales proceeds in excess of the Company’s capital investment in the hotel will be due. In addition, if the Company refinances the debt secured by the hotel, an additional payment equal to 20% of the net cash proceeds will be due.

Percentage and incentive rent is accrued when it becomes probable that the specified thresholds will be achieved. No percentage or incentive rent was recognized in any period presented in the consolidated financial statements, as the thresholds were not expected to be met.

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

The Company leases the land underlying the Wyndham Palm Springs hotel pursuant to a sub-lease agreement with an initial term ending December 2059, with a 25-year renewal option. Annual rent due under the lease is the greater of base rent or percentage rent. Annual base rent for the years 2005 through 2009 is approximately $0.9 million. Base rent increases every five years over the remaining term of the lease by the increase in the CPI over that same five-year period; however, the increase in base rent every five years will not be increased by an amount greater than 30% of the base rent for the preceding five-year period. Annual percentage rent is equal to the sum of 4% of rooms gross receipts, 2% of food and beverage gross receipts, and 10% of tenant rentals.

Management Agreements—As of March 31, 2006, the Company’s hotel properties operated pursuant to long-term agreements with seven management companies, including Crestline Hotels & Resorts, Inc. (14 hotels),

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marriott International, Inc. (4 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), Hilton Hotels Corporation (2 hotels), Sage Hospitality Resources (1 hotel), and Grubarges Gestión Hotelera Mexicana SA de CV (1 resort). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of March 31, 2006, 15 of the Company’s 26 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Eight of the Company’s 26 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Nashville Renaissance, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, the Hilton Boston Back Bay hotel, and the Pointe Hilton Tapatio Cliffs resort are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these eight hotel properties allow the hotel property to operate under the respective brand. With respect to the Company’s other three hotel properties, the management agreement for the Barceló Tucancun Beach resort allows the hotel property to operate under the Barceló brand and The Churchill hotel and The Melrose hotel operate as independent hotels.

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

Overview

Highland Hospitality Corporation is a self-advised REIT that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and an all-inclusive resort property in Cancun, Mexico. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired three hotel properties. Since the IPO and the acquisition of our first three hotel properties, we have acquired 23 hotel properties. As of March 31, 2006, we owned the following 26 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	358	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	315	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	509	Parsippany, NJ	August 19, 2004
Radisson Mount Laurel	283	Mount Laurel, NJ	September 1, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005
Nashville Renaissance	673	Nashville, TN	February 24, 2006
The Melrose	240	Washington, DC	March 15, 2006
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ	March 16, 2006

Total number of rooms	8,200

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

Key Operating Metrics

Hotel results of operations are best explained by three key performance indicators: occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), which is room revenue divided by total number of room nights. RevPAR does not include food and beverage revenues or other ancillary revenues, such as golf, telephone, parking or other guest services provided by the property.

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

Executive Summary of First Quarter Events

The lodging industry continued to demonstrate strong operating fundamentals during the first quarter 2006. According to Smith Travel Research (“STR”), RevPAR industry wide in the United States increased 9.7% for the first quarter 2006, as compared to the first quarter 2005. Demand growth for hotel rooms continued to outpace supply growth. According to STR, for the first quarter 2006 industry wide, demand for hotel rooms increased by 3.5% and supply growth increased 0.4%, as compared to the first quarter 2005. With demand growth expected to continue to outpace supply growth over the next several years, industry occupancy should continue to move higher and position our industry for additional pricing power.

We were very pleased with our hotel portfolio operating results during the first quarter 2006. For our U.S. hotel portfolio, RevPAR increased 15.5% in the first quarter 2006, as compared to the first quarter 2005, and our comparable hotel portfolio RevPAR increased 21.2% for those same periods. In addition, for our U.S. hotel portfolio, operating income margins increased 400 basis points in the first quarter 2006, as compared to the first quarter 2005, and our comparable hotel portfolio operating income margins increased 490 basis points for those same periods. This outstanding growth was largely driven by the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Crown Plaza Atlanta-Ravinia hotel, and the Plaza San Antonio Marriott hotel, where significant renovations were completed in 2005. The results that we are generating from these hotel properties validate the decision we made in 2004 to acquire hotel properties that were underperforming in their respective markets and would benefit from renovation, re-branding or a change in management. In April 2006, a major renovation was completed at the Courtyard Boston Tremont hotel, and in May 2006, a major renovation is expected to be completed at the Radisson Mount Laurel hotel. Once both renovations are completed, we expect these two hotel properties to perform consistent with the four hotel properties that were renovated in 2005.

In the first quarter 2006, we acquired the 673-room Nashville Renaissance hotel in Nashville, Tennessee, the 240-room Melrose hotel in Washington, DC, and the 585-room Pointe Hilton Tapatio Cliffs resort and Lookout Mountain Golf Club in Phoenix, Arizona for aggregate consideration of approximately $239 million. The majority of the funding for the acquisitions came from the completion of an underwritten public offering of 7,300,000 shares of common stock, which generated net proceeds of $88.2 million, and the issuance of $87 million of mortgage loans. Consistent with the hotel properties acquired in the fourth quarter 2005, these three high-quality hotel properties are well-situated in strong markets and in high barrier-to-entry locations.

Now that the majority of our major renovations are behind us, we believe we have assembled a high-quality portfolio of assets that is well-positioned to take advantage of a favorable lodging industry environment. Having said that, we will continue to maintain an active pipeline of investment opportunities and selectively acquire high-quality assets located in major, high barrier-to-entry markets with strong current yields and solid bottom-line growth potential, while at the same time maintaining a prudent capital structure.

Results of Operations

Comparison of three months ended March 31, 2006 and 2005

Results of operations for the three months ended March 31, 2006 include the operating activity of 23 hotels for a full quarter and three hotels for a partial quarter. Results of operations for the three months ended March 31, 2005 include the operating activity of 17 hotels for a full quarter and one hotel for a partial quarter (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the three months ended March 31, 2006 versus the three months ended March 31, 2005 are not meaningful.

Revenues—Total revenue for the three months ended March 31, 2006 was $86.5 million, as compared to $50.2 million for the comparable period in 2005. Total revenue for the three months ended March 31, 2006 included rooms revenue of $57.1 million, food and beverage revenue of $25.1 million, and other revenue of $4.2 million. Total revenue for the three months ended March 31, 2005 included rooms revenue of $32.6 million, food and beverage revenue of $15.7 million, and other revenue of $1.9 million.

Included in the following table is a comparison of the key operating metrics for our hotel portfolio for the three months ended March 31, 2006 and 2005. The comparison does not include the operating results for the Barceló Tucancun Beach resort. Since eight of our hotels owned as of March 31, 2006 were acquired at various times in 2005 and 2006, the key operating metrics for those eight hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended March 31, 2005.

	Three Months Ended March 31,
	2006			2005 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
U.S. Hotel Portfolio (25 hotels)	69.3%	$137.31	$95.21	66.4%	$124.16	$82.44
Comparable Hotel Portfolio (18 hotels)(1)	68.8%	$127.30	$87.63	64.3%	$112.48	$72.28

(1)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005

For the three months ended March 31, 2006, RevPAR for our U.S. hotel portfolio increased 15.5% to $95.21 from the comparable period in 2005. Occupancy increased by 2.9 percentage points to 69.3%, while ADR increased by 10.6% to $137.31. For our comparable hotel portfolio, RevPAR increased 21.2% to $87.63 from the comparable period in 2005. Occupancy increased by 4.5 percentage points to 68.8%, while ADR increased by 13.2% to $127.30. The significant increase in RevPAR for the first quarter 2006 versus the first quarter 2005 was largely a result of the significant RevPAR increases at the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Crown Plaza Atlanta-Ravinia hotel, and the Plaza San Antonio Marriott hotel, which were being disrupted by major renovations in the first quarter 2005. In addition, the Dallas/Fort Worth Airport Marriott hotel and the Sugar Land Marriott hotel continued where they left off in 2005, with strong RevPAR increases in the first quarter 2006.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2006 were $61.9 million, as compared to $39.1 million for the comparable period in 2005. Direct hotel operating expenses for the three months ended March 31, 2006 included rooms expenses of $12.4 million, food and beverage expenses of $16.6 million, and other direct expenses of $1.6 million. Direct hotel operating expenses for the three months ended March 31, 2005 included rooms expenses of $7.9 million, food and beverage expenses of $11.0 million, and other direct expenses of $1.0 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended March 31, 2006 were $31.4 million, as compared to $19.3 million for the comparable period in 2005.

Hotel operating income and margins—Included in the following table is a comparison of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the three months ended March 31, 2006 and 2005.

The comparison does not include the operating results for the Barceló Tucancun Beach resort. Since eight of our hotels owned as of March 31, 2006 were acquired at various times in 2005 and 2006, the hotel operating income and hotel operating income margins for those eight hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended March 31, 2005.

	Three Months Ended March 31,
	2006		2005 (Pro Forma)
	$ (1)	% (2)	$ (1)	% (2)
U.S. Hotel Portfolio (25 hotels)	$24.5	28.4%	$18.3	24.4%
Comparable Hotel Portfolio (18 hotels)(3)	$16.4	26.9%	$11.2	22.0%

(1)	In millions
(2)	Percentage of hotel revenue
(3)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005

For the three months ended March 31, 2006, hotel operating income for our U.S. hotel portfolio increased 34.5% to $24.5 million from the comparable period in 2005 and hotel operating income margins increased by 4.0 percentage points to 28.4%. For our comparable hotel portfolio, hotel operating income increased 47.0% to $16.4 million from the comparable period in 2005 and hotel operating income margins increased by 4.9 percentage points to 26.9%. The significant increase in hotel operating income and margins for the first quarter 2006 versus the first quarter 2005 was largely a result of the significant operating income increases at the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Crown Plaza Atlanta-Ravinia hotel, and the Plaza San Antonio Marriott hotel, which were being disrupted by major renovations in the first quarter 2005. In addition, the Dallas/Fort Worth Airport Marriott hotel and the Sugar Land Marriott hotel continued where they left off in 2005, with strong operating income and margin increases in the first quarter 2006.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2006 was $8.9 million, as compared to $4.7 million for the comparable period in 2005. The increase in depreciation and amortization expense for the three months ended March 31, 2006 versus the comparable period in 2005 was directly attributable to the increase in investment in hotel properties during 2005 and 2006.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended March 31, 2006 and 2005 were $2.8 million and $2.6 million, respectively. Included in corporate general and administrative expenses for the three months ended March 31, 2006 and 2005 was $0.8 million of non-cash stock-based compensation expense.

Interest income—Interest income for the three months ended March 31, 2006 and 2005 was $0.7 million and $0.3 million, respectively.

Interest expense—Interest expense for the three months ended March 31, 2006 was $8.3 million, as compared to $5.3 million for the comparable period in 2005. The increase in interest expense for the three months ended March 31, 2006 versus the comparable period in 2005 was directly attributable to the increase in long-term debt during 2005 and 2006.

Income tax benefit—Income tax benefit for the three months ended March 31, 2006 and 2005 was $1.0 million and $1.2 million, respectively. The income tax benefits resulted primarily from taxable operating losses incurred by our TRS for the three months ended March 31, 2006 and 2005.

Net income—Net income for the three months ended March 31, 2006 was $5.3 million, as compared to $4 thousand for the comparable period in 2005, due to the items discussed above.

Non-GAAP Financial Measures

Funds from operations—Funds from operations (FFO) available to common stockholders is defined as net income (loss) available to common stockholders, plus real estate related depreciation and amortization. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO available to common stockholders is a useful financial performance measure for investors and management because it provides another indication of our performance prior to deduction of real estate related depreciation and amortization. The calculation of FFO available to common stockholders may vary from entity to entity, and as such, the presentation of FFO available to common stockholders by us may not be comparable to FFO available to common stockholders reported by other REITs. The following is a reconciliation between net income (loss) available to common stockholders and FFO available to common stockholders (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income available to common stockholders	$3,717	$4
Adjustment: Depreciation and amortization	8,933	4,708

FFO available to common stockholders	$12,650	$4,712

EBITDA— EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We believe it is a useful financial performance measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by our capital structure. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$5,292	$4
Adjustments: Depreciation and amortization	8,933	4,708
Interest expense	8,272	5,275
Interest income	(703)	(317)
Income tax benefit	(1,047)	(1,219)

EBITDA	$20,747	$8,451

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

Sources and Uses of Cash

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the three months ended March 31, 2006, net cash provided by operating activities was approximately $7.2 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the three months ended March 31, 2006, net cash used in investing activities was approximately $245.6 million, including approximately $239.0 million to purchase the 673-room Nashville Renaissance hotel in Nashville, Tennessee, the 240-room Melrose hotel in Washington, DC, and the 585-room Pointe Hilton Tapatio

Cliffs resort and Lookout Mountain Golf Club in Phoenix, Arizona. We used approximately $15.8 million in improvements and additions to our hotel properties, the majority of which was used for major renovations taking place at the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, the Radisson Mount Laurel hotel, and the Barceló Tucancun Beach resort.

For the three months ended March 31, 2006, net cash provided by financing activities was approximately $206.5 million. In March 2006, we completed an underwritten public offering and sold 7,300,000 shares of common stock, generating net proceeds after deducting underwriting discounts and offering expenses of approximately $88.2 million. We also issued 621,942 shares of common stock as a result of our IPO underwriters’ exercise of warrants, generating proceeds of approximately $6.2 million. We generated $87 million from the issuance of mortgage loans secured by the Westin Princeton at Forrestal Village hotel and the Nashville Renaissance hotel. In February 2006, we closed on an unsecured revolving credit facility and borrowed $100 million immediately to extinguish our term loan facility. We also borrowed another $26 million under the revolving credit facility during the quarter. We used approximately $8.8 million to pay dividends to common and preferred stockholders.

Liquidity and Capital Resources

As of March 31, 2006, we had cash and cash equivalents of approximately $32.9 million, restricted cash of approximately $18.2 million, and $24 million of borrowing capacity under our revolving credit facility. We also have the ability to raise additional capital by either issuing mortgage loans on our unleveraged hotel properties or contributing them into the borrowing base of our revolving credit facility. In May 2006, we intend to use approximately $21 million to acquire the newly built 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland. We intend to invest our remaining cash and cash equivalents and additional capacity under the revolving credit facility in hotel properties, either through planned renovations or new hotel acquisitions.

In October 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the the Barceló Tucancun Beach resort. After six months of restoration, the Barceló Tucancun Beach resort reopened for business on April 22, 2006. We have comprehensive insurance coverage for both property damage and business interruption. In February 2006 and April 2006, we received two separate advances on our insurance claim of $2 million. We are in the process of finalizing negotiations with our insurance carrier and expect to settle the claim in the second quarter 2006.

In December 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of March 31, 2006, we had equity securities with a maximum aggregate offering price of approximately $213.1 million available to issue.

Capital Expenditures

We maintain each hotel in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. The cost of all such routine improvements and alterations will be paid out of a property improvement fund, which will be funded by a portion of hotel gross revenues. Routine capital expenditures will be administered by the management companies. However, we have approval rights over the capital expenditures as part of the annual budget process.

From time to time, certain of our hotel properties may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel property, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the property improvement fund. To the extent that the property improvement fund is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$77,127	$1,924	$3,781	$3,715	$67,707
Mortgage loans, including interest	629,349	34,512	81,463	69,848	443,526
Mezzanine loan, including interest	35,563	2,411	4,822	4,822	23,508
Revolving credit facility, including interest(2)	151,434	8,703	142,731	—	—

	$893,473	$47,550	$232,797	$78,385	$534,741

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under our ground and building lease agreements. Certain lease agreements provide for additional rent payments once we have exceeded a specified return on our original investment. Additional rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future.
(2)	Assumes no additional borrowings under the revolving credit facility and interest payments based on the interest rate in effect as of March 31, 2006.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of March 31, 2006. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS 123R were effective as of January 1, 2006. Since we previously used the fair value method of accounting for stock-based compensation, the adoption of SFAS 123R did not have a material effect on our results of operations, financial position, or cash flows.

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

These risks and uncertainties, together with the information contained in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2006 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of March 31, 2006, $479.6 million or 78% of our $616.5 million of long-term debt was fixed. Another $61.1 million was effectively fixed, as a result of interest rate swaps that fix the interest rates on our variable-rate mortgage loan and $50 million borrowed under our revolving credit facility. The remaining $76 million borrowed under our revolving credit facility as of March 31, 2006 was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $17 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.8 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.8 million annually. This assumes that the amount outstanding under our revolving credit facility remains at $126 million, the balance at March 31, 2006, and we continue to fix the interest rate on $50 million of the $126 million through the use of an interest rate swap.

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

PART II

Item 1.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock within the first quarter of the year ending December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006—January 31, 2006	6,037	$11.04	n/a	n/a
February 1, 2006—February 28, 2006	—	—	—	—
March 1, 2006—March 31, 2006	4,293	$12.88	n/a	n/a

Total	10,330	$11.80	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted shares of restricted common stock the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The shares of common stock purchased in January 2006 and March 2006 related to such repurchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

3.3.1	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.1	Leasehold Deed of Trust and Security Agreement, dated March 13, 2006, between HH Nashville LLC and Connecticut General Life Insurance Company

10.2	Credit Agreement, dated February 24, 2006, between Highland Hospitality, L.P., Wells Fargo Bank, N.A., and PNC Bank, N.A. (incorporated by reference to Exhibit 10.24 to the registrant’s Form 10-K for the year ended December 31, 2005)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: May 8, 2006	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)