Form 10-Q
period 2006-06-30
HIGHLAND HOSPITALITY CORP
filed 2006-08-08
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 61,071,992 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$1,164,063	$910,532
Asset held for sale	—	3,000
Deposits on hotel property acquisitions	—	8,202
Cash and cash equivalents	70,613	64,761
Restricted cash	18,093	21,486
Accounts receivable, net of allowance for doubtful accounts of $226 and $174, respectively	18,376	12,927
Prepaid expenses and other assets	34,830	31,401
Deferred financing costs, net of accumulated amortization of $1,098 and $1,256, respectively	4,402	4,522

Total assets	$1,310,377	$1,056,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$635,045	$494,799
Accounts payable and accrued expenses	36,218	23,163
Dividends/distributions payable	12,663	7,327
Other liabilities	2,925	2,718

Total liabilities	686,851	528,007

Minority interest in operating partnership	4,626	4,500
Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Stock; 3,200,000 shares issued and outstanding ($81,033 liquidation preference)	77,112	77,112
Common stock, $.01 par value; 500,000,000 shares authorized; 61,243,314 shares and 51,969,372 shares issued, respectively	612	519
Additional paid-in capital	574,268	477,876
Treasury stock, at cost; 171,322 shares and 160,992 shares, respectively	(1,894)	(1,772)
Cumulative dividends in excess of net income	(31,198)	(29,411)

Total stockholders’ equity	618,900	524,324

Total liabilities and stockholders’ equity	$1,310,377	$1,056,831

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
Rooms	$75,139	$39,831	$131,588	$71,608
Food and beverage	34,079	19,175	58,917	34,438
Other	6,087	2,158	10,285	3,983

Total revenue	115,305	61,164	200,790	110,029

EXPENSES
Hotel operating expenses:
Rooms	15,765	8,324	27,830	15,911
Food and beverage	21,648	11,742	37,994	22,397
Other direct	3,017	1,036	4,557	2,003
Indirect	38,225	21,650	68,858	40,176

Total hotel operating expenses	78,655	42,752	139,239	80,487
Depreciation and amortization	11,103	5,218	19,942	9,840
Corporate general and administrative:
Stock-based compensation	1,505	884	2,296	1,657
Other	2,345	1,620	4,345	3,431

Total operating expenses	93,608	50,474	165,822	95,415

Operating income	21,697	10,690	34,968	14,614

Interest income	327	201	1,030	518
Interest expense	9,507	5,858	17,723	11,070
Loss on early extinguishment of debt	—	—	996	—
Foreign currency exchange gain	—	40	123	40

Income before income taxes, minority interest in operating partnership and discontinued operations	12,517	5,073	17,402	4,102

Income tax benefit (expense)	(1,576)	(1,022)	(762)	103
Minority interest in operating partnership	(159)	(81)	(215)	(81)

Income from continuing operations	10,782	3,970	16,425	4,124

Discontinued operations:
Income (loss) from hotel property sold	(14)	220	(365)	70
Gain on sale of hotel property	7,427	—	7,427	—

Total income from discontinued operations	7,413	220	7,062	70

Net income	18,195	4,190	23,487	4,194
Preferred stock dividends	(1,575)	—	(3,150)	—

Net income available to common stockholders	$16,620	$4,190	$20,337	$4,194

Net income per common share—basic:
Continuing operations	$0.15	$0.10	$0.23	$0.10
Discontinued operations	0.12	0.01	0.13	—

Net income available to common stockholders	$0.28	$0.10	$0.36	$0.10

Net income per common share—diluted:
Continuing operations	$0.15	$0.10	$0.23	$0.10
Discontinued operations	0.12	0.01	0.13	—

Net income available to common stockholders	$0.28	$0.10	$0.36	$0.10

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Common Stock				Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
	Preferred Stock		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2005	3,200,000	$77,112	51,969,372	$519	(160,992)	$(1,772)	$477,876	$(29,411)	$524,324
Sale of common stock, net of underwriters’ fees and issuance costs	—	—	7,300,000	73	—	—	87,991	—	88,064
Issuance of common stock related to exercise of warrants	—	—	621,942	7	—	—	6,212	—	6,219
Issuance of restricted common stock to employees	—	—	1,340,000	13	—	—	(13)	—	—
Issuance of unrestricted common stock to directors	—	—	12,000	—	—	—	145	—	145
Purchase of treasury stock	—	—	—	—	(10,330)	(122)	—	—	(122)
Stock-based compensation	—	—	—	—	—	—	2,151	—	2,151
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(94)	—	(94)
Declaration of dividends on common stock	—	—	—	—	—	—	—	(20,549)	(20,549)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	(4,725)	(4,725)
Net income	—	—	—	—	—	—	—	23,487	23,487

Balances at June 30, 2006	3,200,000	$77,112	61,243,314	$612	(171,322)	$(1,894)	$574,268	$(31,198)	$618,900

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$23,487	$4,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,942	9,840
Amortization of deferred financing costs	469	497
Amortization of discount on mortgage loan	36	36
Change in fair value of interest rate swaps	(885)	(192)
Minority interest in operating partnership	215	81
Stock-based compensation	2,296	1,657
Loss on early extinguishment of debt	996	—
Gain on sale of hotel property	(7,427)	—
Changes in assets and liabilities:
Accounts receivable, net	(5,307)	(6,047)
Prepaid expenses and other assets	(7,976)	(1,198)
Accounts payable and accrued expenses	10,103	1,931
Other liabilities	1,635	—
Discontinued operations	269	295

Net cash provided by operating activities	37,853	11,094

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(260,867)	(50,275)
Payment of value-added taxes (VAT) related to foreign hotel acquisition	—	(3,509)
VAT refund related to foreign hotel acquisition	3,774	—
Deposits on hotel property acquisitions	—	(2,900)
Improvements and additions to hotel properties	(27,928)	(26,678)
Proceeds from insurance claim	4,000	—
Proceeds from sale of hotel properties	33,095	—
Change in restricted cash	3,556	12,545

Net cash used in investing activities	(244,370)	(70,817)

Cash flows from financing activities:
Proceeds from sale of common stock	94,476	—
Payment of offering expenses related to sale of common stock	(193)	(341)
Purchase of treasury stock	(122)	(111)
Proceeds from revolving credit facility	146,000	—
Proceeds from term loan facility	10,000	15,000
Payment on term loan facility	(100,000)	—
Proceeds from issuance of mortgage debt	87,000	—
Scheduled principal payments on mortgage debt	(2,791)	(1,886)
Payment of deferred financing costs	(1,438)	(128)
Net deposits on loan applications	(446)	(1,034)
Payment of dividends to common stockholders	(16,808)	(11,199)
Payment of dividends to preferred stockholders	(3,150)	—
Payment of distributions to minority interests	(159)	(251)

Net cash provided by financing activities	212,369	50

Net increase (decrease) in cash	5,852	(59,673)
Cash and cash equivalents, beginning of period	64,761	75,481

Cash and cash equivalents, end of period	$70,613	$15,808

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,780	$11,188
Issuance of common stock related to redemption of Operating Partnership units	—	1,226

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and an all-inclusive resort property in Cancun, Mexico. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired its first three hotel properties. As of June 30, 2006, the Company owned 26 hotel properties with 8,127 rooms located in 13 states, the District of Columbia, and Mexico.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three and six months ended June 30, 2006 and 2005.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation of the hotel property will cease and an impairment loss will be recorded if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related results of operations, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheet.

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the three and six months ended June 30, 2006 and 2005 was $0.1 million and $0.3 million, respectively.

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

Stock-Based Compensation—From time-to-time, the Company grants restricted stock awards to employees. To-date, the Company has granted three types of restricted stock awards: (1) awards that vest solely on continued employment (time-based awards); (2) awards that vest based on the Company achieving specified levels of funds from operations (FFO) and continued employment (performance-based awards); and (3) awards that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (market-based awards). The Company measures stock-based compensation expense for the restricted stock awards based on the fair value of the awards on the date of grant. The fair value of time-based awards and performance-based awards is determined based on the average trading price of the Company’s common stock on the date of grant. The fair value of market-based awards is determined using a Monte Carlo simulation. For time-based awards, stock-based compensation expense is recognized on a straight-line basis over the life of the entire

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

award. For performance-based awards and market-based awards, stock-based compensation expense is recognized over the requisite service period for each award. The requisite service period for the market-based awards is derived from the Monte Carlo simulation. No compensation cost is recognized for awards for which employees do not render the requisite service.

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in stockholders’ equity during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

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

New Accounting Pronouncements—FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company will adopt the provisions of this interpretation beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material effect on its results of operations, financial position, or cash flows.

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

On February 24, 2006, the Company acquired the 673-room Nashville Renaissance hotel in Nashville, Tennessee for approximately $80.3 million. In conjunction with the acquisition, the Company assumed a lease agreement for the land underlying the hotel and a portion of the adjoining convention center with an initial term ending June 2017, with seven 10-year renewal options. The Company entered into a long-term agreement with Marriott International, Inc. to manage the property.

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

On June 1, 2006, the Company acquired the newly developed 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland for approximately $30.1 million. The acquisition had been under a definitive agreement since June 2004, at which time the Company placed $8 million of the purchase price into escrow pending completion of the development. The Company entered into a long-term agreement with Marriott International, Inc. to manage the property.

The combined preliminary allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2006 Acquisitions
Land and land improvements	$38,774
Buildings and leasehold improvements	202,414
Furniture, fixtures and equipment	27,950
Cash	75
Restricted cash	163
Accounts receivable, net	304
Prepaid assets and other assets	2,136
Accounts payable and accrued expenses	(2,622)

Net assets acquired	$269,194

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2006 and 2005 as if the Nashville Renaissance hotel, The Melrose hotel, and the Pointe Hilton Tapatio Cliffs resort acquisitions, as well as the six hotel acquisitions that occurred in 2005, and the financing transactions necessary to acquire the hotel properties had taken place on January 1, 2005. No pro forma adjustments have been included for the newly developed Courtyard Gaithersburg Washingtonian Center hotel. In addition, the pro forma financial information does not include discontinued operations related to the Marriott Mount Laurel hotel, which was sold on June 29, 2006. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions taken place on January 1, 2005, or of future results of operations (in thousands, except per share data).

	(unaudited) Three Months Ended June 30,		(unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
Total revenue	$115,305	$106,035	$223,148	$203,811
Total operating expenses	93,608	87,815	183,024	171,980
Operating income	21,697	18,220	40,124	31,831
Net income	10,846	7,534	20,381	12,724
Net income available to common stockholders	9,271	5,959	17,231	9,574
Net income per common share:
Basic and diluted	.16	.10	.29	.16

4. Investment in Hotel Properties

Investment in hotel properties as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Land and land improvements	$136,907	$103,133
Buildings and leasehold improvements	966,835	756,971
Furniture, fixtures and equipment	105,901	70,220
Construction-in-progress	11,958	18,287

	1,221,601	948,611
Less: accumulated depreciation and amortization	(57,538)	(38,079)

	$1,164,063	$910,532

5. Discontinued Operations

On June 29, 2006, the Company sold the Marriott Mount Laurel hotel in Mount Laurel, New Jersey for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million. The results of operations for the Marriott Mount Laurel hotel have been reclassified as discontinued operations in the statements of operations for all periods presented. For the three months ended June 30, 2006 and 2005, total revenues for the Marriott Mount Laurel hotel were approximately $2.2 million and $2.1 million, respectively, and pre-tax income (loss) from operations was ($0.1) million and $0.3 million, respectively. For the six months ended June 30, 2006 and 2005, total revenues for the Marriott Mount Laurel hotel were approximately $3.2 million and $3.4 million, respectively, and pre-tax income (loss) from operations was ($0.7) million and $0.1 million, respectively.

6. Hurricane Wilma

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the Barceló Tucancun Beach resort. The majority of damage affected the grounds of the resort

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Insurance recoveries attributable to resort operating expenses that are reimbursable under the Company’s business interruption policy have been recorded to the extent such expenses are incurred and the amounts are probable of recovery. As of June 30, 2006, the Company had recorded an insurance claim receivable of $0.7 million, equal to the operating expenses incurred at the Barceló Tucancun Beach resort for the period from October 22, 2005 through April 21, 2006. Any gain or profit resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance claim have been resolved.

7. Long-Term Debt

On January 6, 2006, the Company completed a $35 million financing secured by the Westin Princeton at Forrestal Village hotel. The loan bears a fixed annual interest rate of 5.97% and matures on February 1, 2013. Principal payments will commence in February 2007 and will be based on a 30-year amortization period.

On February 24, 2006, the Company extinguished its $100 million term loan facility and completed a separate unsecured revolving credit facility with a syndicate of banks. In connection with the extinguishment, the Company wrote off approximately $1.1 million of remaining unamortized deferred financing costs related to the term loan facility.

The revolving credit facility provides aggregate revolving loan commitments of up to $150 million with an option to increase the amount of the facility by up to $50 million. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s unencumbered hotel properties included in the borrowing base, as defined in the credit agreement. As of June 30, 2006, the maximum borrowing availability under the facility was $150 million, of which $146 million had been drawn.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2006, the Company was in compliance with the financial covenants contained in its loan agreements. Also as of that date, the Company’s weighted-average interest rate on its long-term debt was 6.38%.

8. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$16,620	$4,190	$20,337	$4,194
Less: discontinued operations	(7,413)	(220)	(7,062)	(70)
Less: dividends on unvested restricted common stock	(59)	(86)	(112)	(172)

Net income from continuing operations available to common stockholders	$9,148	$3,884	$13,163	$3,952

Denominator:
Weighted-average number of common shares outstanding—basic	59,395,133	39,454,542	56,187,664	39,415,855
Effect of dilutive securities:
Unvested restricted common stock	—	154,440	53,805	124,400
Warrants	55,544	55,290	107,023	51,611

Weighted-average number of common shares outstanding—diluted	59,450,677	39,664,272	56,348,492	39,591,866

Net income per common share—basic:
Continuing operations	$0.15	$0.10	$0.23	$0.10
Discontinued operations	0.12	0.01	0.13	—

Net income available to common stockholders (1)	$0.28	$0.10	$0.36	$0.10

Net income per common share—diluted:
Continuing operations	$0.15	$0.10	$0.23	$0.10
Discontinued operations	0.12	0.01	0.13	—

Net income available to common stockholders (1)	$0.28	$0.10	$0.36	$0.10

(1)	per share amounts may not add due to rounding.

9. Dividends

For the three months ended June 30, 2006, the Company’s board of directors declared a cash dividend to common stockholders of $.18 per common share. The dividend, payable to the Company’s common stockholders of record as of June 30, 2006, was paid on July 14, 2006.

On May 15, 2006, the Company paid a quarterly cash dividend of $.4921875 per share of Series A preferred stock. On June 19, 2006, the Company’s board of directors declared a quarterly cash dividend of $.4921875 per share of Series A preferred stock. The dividend will be paid on August 15, 2006 to holders of record as of August 1, 2006.

10. Capital Stock

Common Stock—On March 14, 2006, the Company completed an underwritten public offering and sold 7,300,000 shares of common stock at a price of $12.35 per share. After deducting underwriting discounts and offering expenses, the Company generated net proceeds of approximately $88.1 million.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants—In connection with the IPO, the Company granted to its underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. On March 28, 2006, the underwriters exercised warrants representing the right to acquire 621,942 shares of common stock. As of June 30, 2006, the Company has reserved 266,546 shares of common stock for issuance upon additional exercises of the warrants.

Treasury Stock—For the six months ended June 30, 2006 and 2005, the Company purchased 10,330 shares and 10,306 shares, respectively, of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for, at the sole discretion of the Operating Partnership, either shares of the Company’s common stock on a one-for-one basis or cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of June 30, 2006, the total number of Operating Partnership units outstanding owned by third-party limited partners was 529,850.

11. Stock Incentive Plan

On May 23, 2006, the Company’s stockholders approved the amendment and restatement of the 2003 Omnibus Stock Incentive Plan, as amended and restated (the “Plan”), which authorizes the issuance of options to purchase shares of common stock and the grant of stock awards, stock appreciation rights, deferred shares, performance shares and performance units. Employees and directors of the Company and other persons that provide consulting services to the Company are eligible to participate in the Plan. The compensation policy committee of the board of directors administers the Plan and determines the numbers of awards to be granted, the vesting period, and the exercise price, if any.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of June 30, 2006, no stock options had been granted under the Plan.

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

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares or covered by stock appreciation rights is 5,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are granted under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of June 30, 2006, subject to increases resulting from the forfeiture of currently outstanding awards, 2,667,989 shares of common stock were reserved and available for future issuances under the Plan.

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

On May 23, 2006, the Company granted 1,340,000 shares of restricted common stock to certain employees. Three types of shares were granted: (1) 893,332 shares that vest solely on continued employment (time-based awards); (2) 148,889 shares that vest based on the Company achieving specified levels of FFO and continued employment (performance-based awards); and (3) 297,779 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (market-based awards). The time-based awards are eligible to vest 10% in 2007, 25% in 2008, 30% in 2009, and 35% in 2010. The performance-based awards and market-based awards are eligible to vest 25% in each of 2007 through 2010. Additional vesting of market-based awards may also occur in 2010 if the cumulative level of relative total shareholder return during the entire performance measurement period results in a higher total number of shares being vested than the total number of shares that vested based on relative total shareholder return on an individual year basis. Dividends on the shares of restricted common stock will accrue, but will not be paid unless the related shares vest. The fair value of the market-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 25.2% based on the Company’s stock price since the IPO; an expected term equal to the requisite service period for the awards; and a three-year risk-free interest rate of 4.90%.

As of June 30, 2006, there was approximately $15.1 million of unrecognized stock-based compensation expense related to shares of restricted common stock. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.1 years. The following is a summary of the Company’s shares of restricted common stock for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common stock as of December 31, 2005	359,168	$10.36
Granted	1,340,000	$11.54
Vested	(29,166)	$11.77
Forfeited	—	—

Restricted common stock as of June 30, 2006	1,670,002	$11.28

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related-Party Transactions

Management Agreements—As of June 30, 2006, 14 of the Company’s 26 hotels operated pursuant to long-term management agreements with Crestline Hotels & Resorts, Inc. Crestline Hotels & Resorts, Inc. is a wholly owned subsidiary of Barceló Crestline Corporation (“Barceló Crestline”), which sponsored the Company’s formation and IPO. Crestline Hotels & Resorts, Inc. receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts, Inc. for each hotel at 4.5% of gross revenues for each fiscal year.

For the three months ended June 30, 2006 and 2005, the Company paid Crestline Hotels & Resorts, Inc. approximately $1.3 million and $0.8 million, respectively, in management fees. For the six months ended June 30, 2006 and 2005, the Company paid Crestline Hotels & Resorts, Inc. approximately $2.5 million and $1.4 million, respectively, in management fees.

As of June 30, 2006, the Barceló Tucancun Beach resort operated pursuant to management and consulting agreements with separate subsidiaries of Barceló Corporación Empresarial, S.A. (“Barceló”), which is the parent company of Barceló Crestline. The initial term of the management agreement is five years and will be automatically extended for four successive five-year periods, unless terminated because of a default of the manager or the manager elects not to renew. Barceló receives a base management fee, and if the hotel meets and exceeds a certain performance threshold, an incentive management fee. The base management fee is 3% of total gross revenues from the hotel. The incentive management fee, if any, will be equal to 15% of the amount by which operating income for the fiscal year exceeds 12% of the Company’s capitalized investment in the hotel. The management agreement places a cap on the total amount of combined base and incentive management fees paid to Barceló at 7.5% of gross revenues for each fiscal year.

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

For the three and six months ended June 30, 2006 and 2005, the Company paid separate subsidiaries of Barceló approximately $61,000 and $70,000, respectively, in management and consulting fees.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended June 30, 2006 and 2005, the Company paid Barceló Crestline approximately $40,000 and $66,000, respectively, under this arrangement. For the six months ended June 30, 2006 and 2005, the Company paid Barceló Crestline approximately $80,000 and $126,000, respectively, under this arrangement.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be increased by an amount greater than 30% of the base rent for the preceding five-year period. Annual percentage rent is equal to the sum of 4% of rooms gross receipts, 2% of food and beverage gross receipts, and 10% of tenant rentals.

Management Agreements—As of June 30, 2006, the Company’s hotel properties operated pursuant to long-term agreements with six management companies, including Crestline Hotels & Resorts, Inc. (14 hotels), Marriott International, Inc. (5 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), Hilton Hotels Corporation (2 hotels), and Grubarges Gestión Hotelera Mexicana SA de CV (1 resort). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of June 30, 2006, 14 of the Company’s 26 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Nine of the Company’s 26 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Nashville Renaissance hotel, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, the Courtyard Gaithersburg Washingtonian Center hotel, the Hilton Boston Back Bay hotel, and the Pointe Hilton Tapatio Cliffs resort are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these nine hotel properties allow the hotel property to operate under the respective brand. With respect to the Company’s other three hotel properties, the management agreement for the Barceló Tucancun Beach resort allows the hotel property to operate under the Barceló brand and The Churchill hotel and The Melrose hotel operate as independent hotels.

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

Overview

Highland Hospitality Corporation is a self-advised REIT that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States and an all-inclusive resort property in Cancun, Mexico. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired our first three hotel properties. As of June 30, 2006, we owned the following 26 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	358	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	315	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	509	Parsippany, NJ	August 19, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Barceló Tucancun Beach	332	Cancun, Mexico	April 15, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005
Nashville Renaissance	673	Nashville, TN	February 24, 2006
The Melrose	240	Washington, DC	March 15, 2006
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ	March 16, 2006
Courtyard Gaithersburg Washingtonian Center	210	Gaithersburg, MD	June 1, 2006

Total number of rooms	8,127

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

Executive Summary of Second Quarter Events

The lodging industry continued to demonstrate strong operating fundamentals during the second quarter 2006. According to Smith Travel Research (“STR”), RevPAR industry wide in the United States increased 8.3% for the second quarter 2006, as compared to the second quarter 2005. Demand growth for hotel rooms continued to outpace supply growth. According to STR, for the second quarter 2006 industry wide, demand for hotel rooms increased by 1.6% and supply growth increased 0.4%, as compared to the second quarter 2005. With demand growth expected to continue to outpace supply growth over the next several years, industry occupancy should continue to move higher and position our industry for additional pricing power.

We were very pleased with our hotel portfolio operating results during the second quarter 2006. For the third consecutive quarter, we achieved double-digit RevPAR growth in our comparable properties. For our U.S. hotel portfolio, RevPAR increased 10.8% in the second quarter 2006, as compared to the second quarter 2005, and our comparable hotel portfolio RevPAR increased 10.6% for those same periods. In addition, for our U.S. hotel portfolio, operating income margins increased 330 basis points in the second quarter 2006, as compared to the second quarter 2005, and our comparable hotel portfolio operating income margins increased 220 basis points for those same periods. This outstanding growth was driven by the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, and the Courtyard Boston Tremont hotel, where significant renovations were completed in 2005, as well as our recent acquisitions, including the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, and The Melrose hotel. In fact, our noncomparable hotel portfolio, which consists of the seven hotels that we acquired in the second half of 2005 and first quarter 2006, generated a 460 basis point increase in hotel operating income margins in the second quarter 2006, as compared to the second quarter 2005, when the hotels were under previous ownership.

In the second quarter 2006, we acquired the recently developed 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland, for approximately $30.1 million. The hotel had been under a definitive agreement since June 2004. Given the robust turnaround in the lodging industry over the last two years, we do not believe we could have acquired such a high-quality hotel in today’s competitive environment. During the second quarter 2006, we also sold the Marriott Mount Laurel hotel for approximately $31.8 million, recording a gain on the sale of approximately $7.4 million. The sale of the Marriott Mount Laurel hotel provided us an opportunity to sell a non-strategic asset at a significant gain.

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

Results of Operations

Comparison of three months ended June 30, 2006 and 2005

On June 29, 2006, we sold the Marriott Mount Laurel hotel in Mount Laurel, New Jersey for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million. The results of operations for the Marriott Mount Laurel hotel have been reclassified as discontinued operations in the statements of operations for the three months ended June 30, 2006 and 2005.

Results of operations for the three months ended June 30, 2006 include the operating activity of 25 hotels for a full quarter and two hotels for a partial quarter. Results of operations for the three months ended June 30, 2005 include the operating activity of 18 hotels for a full quarter and one hotel for a partial quarter (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the three months ended June 30, 2006 versus the three months ended June 30, 2005 are not meaningful.

Revenues—Total revenue for the three months ended June 30, 2006 was $115.3 million, as compared to $61.2 million for the comparable period in 2005. Total revenue for the three months ended June 30, 2006 included rooms revenue of $75.1 million, food and beverage revenue of $34.1 million, and other revenue of $6.1 million. Total revenue for the three months ended June 30, 2005 included rooms revenue of $39.8 million, food and beverage revenue of $19.2 million, and other revenue of $2.2 million.

Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the three months ended June 30, 2006 and 2005. The comparisons do not include the results of operations for the Barceló Tucancun Beach resort, the recently sold Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since seven of our hotels owned as of June 30, 2006 were acquired in the second half of 2005 and first quarter 2006, the key operating metrics for the U.S. hotel portfolio reflect the results of operations of those seven hotels under previous ownership for the three months ended June 30, 2005.

	Three Months Ended June 30,
	2006			2005 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
U.S. Hotel Portfolio (24 hotels)	75.0%	$145.70	$109.28	73.6%	$134.04	$98.62
Comparable Hotel Portfolio (17 hotels)(1)	73.3%	$134.38	$98.46	71.4%	$124.65	$89.02

(1)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the three months ended June 30, 2006, RevPAR for our U.S. hotel portfolio increased 10.8% to $109.28 from the comparable pro forma period in 2005. Occupancy increased by 1.4 percentage points to 75.0%, while ADR increased by 8.7% to $145.70. For our comparable hotel portfolio, RevPAR increased 10.6% to $98.46 from the comparable pro forma period in 2005. Occupancy increased by 1.9 percentage points to 73.3%, while ADR increased by 7.8% to $134.38. The increase in RevPAR for the second quarter 2006 versus the pro forma second quarter 2005 was largely a result of significant RevPAR increases at our hotels where major renovations have been completed within the last 12 months, including the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, and the Courtyard Boston Tremont hotel. In addition, the hotels that we acquired in the second half of 2005 and first quarter of 2006 contributed significantly to the RevPAR increase. We experienced double-digit RevPAR increases at the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, The Churchill hotel, and The Melrose hotel.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended June 30, 2006 were $78.7 million, as compared to $42.8 million for the comparable period in 2005. Direct hotel operating expenses for the three months ended June 30, 2006 included rooms expenses of $15.8 million, food and beverage expenses of $21.6 million, and other direct expenses of $3.0 million. Direct hotel operating expenses for the three months ended June 30, 2005 included rooms expenses of $8.3 million, food and beverage expenses of $11.7 million, and other direct expenses of $1.0 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended June 30, 2006 were $38.2 million, as compared to $21.7 million for the comparable period in 2005.

Hotel operating income and margins—Included in the following table are comparisons of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the three months ended June 30, 2006 and 2005. The comparisons do not include the results of operations for the Barceló Tucancun Beach resort, the recently sold Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since seven of our hotels owned as of June 30, 2006 were acquired in the second half of 2005 and first quarter 2006, the hotel operating income and hotel operating income margins for the U.S. hotel portfolio reflect the results of operations of those seven hotels under previous ownership for the three months ended June 30, 2005.

	Three Months Ended June 30,
	2006		2005 (Pro Forma)
	$ (1)	% (2)	$ (1)	% (2)
U.S. Hotel Portfolio (24 hotels)	$36.2	32.0%	$29.7	28.7%
Comparable Hotel Portfolio (17 hotels)(3)	$20.6	32.1%	$17.6	29.9%

(1)	In millions.
(2)	Percentage of hotel revenue.
(3)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the three months ended June 30, 2006, hotel operating income for our U.S. hotel portfolio increased 21.9% to $36.2 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 3.3 percentage points to 32.0%. For our comparable hotel portfolio, hotel operating income increased 17.2% to $20.6 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 2.2 percentage points to 32.1%. The significant increase in hotel operating income and margins for the second quarter 2006 versus the pro forma second quarter 2005 was largely a result of significant operating income increases at the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, the Sugar Land Marriott hotel, the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, the Courtyard Boston Tremont hotel, the Omaha Marriott hotel, and The Melrose hotel.

Depreciation and amortization—Depreciation and amortization expense for the three months ended June 30, 2006 was $11.1 million, as compared to $5.2 million for the comparable period in 2005. The increase in depreciation and amortization expense for the three months ended June 30, 2006 versus the comparable period in 2005 was directly attributable to the increase in investment in hotel properties during 2005 and 2006.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended June 30, 2006 was $3.9 million, as compared to $2.5 million for the comparable period in 2005. Included in corporate general and administrative expenses for the three months ended June 30, 2006 and 2005 was $1.5 million and $0.9 million, respectively, of non-cash stock-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in corporate franchise tax expense, due to the mix of states that we own hotels in, an increase in employee salaries, and additional stock-based compensation expense related to restricted stock awards granted in May 2006.

Interest income—Interest income for the three months ended June 30, 2006 and 2005 was $0.3 million and $0.2 million, respectively.

Interest expense—Interest expense for the three months ended June 30, 2006 was $9.5 million, as compared to $5.9 million for the comparable period in 2005. The increase in interest expense for the three months ended June 30, 2006 versus the comparable period in 2005 was directly attributable to the increase in long-term debt during 2005 and 2006.

Income tax expense—Income tax expense for the three months ended June 30, 2006 and 2005 was $1.6 million and $1.0 million, respectively. Income tax expense resulted primarily from taxable operating income generated by our TRS for the three months ended June 30, 2006 and 2005.

Net income—Net income for the three months ended June 30, 2006 was $18.2 million, as compared to $4.2 million for the comparable period in 2005, due to the items discussed above.

Comparison of six months ended June 30, 2006 and 2005

On June 29, 2006, we sold the Marriott Mount Laurel hotel in Mount Laurel, New Jersey for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million. The results of operations for the Marriott Mount Laurel hotel have been reclassified as discontinued operations in the statements of operations for the six months ended June 30, 2006 and 2005.

Results of operations for the six months ended June 30, 2006 include the operating activity of 22 hotels for a full six months and five hotels for a partial six months. Results of operations for the six months ended June 30, 2005 include the operating activity of 17 hotels for a full six months and two hotels for a partial six months (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the six months ended June 30, 2006 versus the six months ended June 30, 2005 are not meaningful.

Revenues—Total revenue for the six months ended June 30, 2006 was $200.8 million, as compared to $110.0 million for the comparable period in 2005. Total revenue for the six months ended June 30, 2006 included rooms revenue of $131.6 million, food and beverage revenue of $58.9 million, and other revenue of $10.3 million. Total revenue for the six months ended June 30, 2005 included rooms revenue of $71.6 million, food and beverage revenue of $34.4 million, and other revenue of $4.0 million.

Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the six months ended June 30, 2006 and 2005. The comparisons do not include the results of operations for the Barceló Tucancun Beach resort, the recently sold Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since seven of our hotels owned as of June 30, 2006 were acquired in the second half of 2005 and first quarter 2006, the key operating metrics for the U.S. hotel portfolio reflect the results of operations of those seven hotels under previous ownership for either a portion of, or the entire, six months ended June 30, 2005.

	Six Months Ended June 30,
	2006			2005 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
U.S. Hotel Portfolio (24 hotels)	73.1%	$142.55	$104.24	70.7%	$130.41	$92.19
Comparable Hotel Portfolio (17 hotels)(1)	72.1%	$131.63	$94.89	68.4%	$119.66	$81.82

(1)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the six months ended June 30, 2006, RevPAR for our U.S. hotel portfolio increased 13.1% to $104.24 from the comparable pro forma period in 2005. Occupancy increased by 2.4 percentage points to 73.1%, while ADR increased by 9.3% to $142.55. For our comparable hotel portfolio, RevPAR increased 16.0% to $94.89 from the comparable pro forma period in 2005. Occupancy increased by 3.7 percentage points to 72.1%, while ADR increased by 10.0% to $131.63. The increase in RevPAR for the six months ended June 30, 2006 versus the six months ended June 30, 2005 was largely a result of significant RevPAR increases at our hotels where major renovations have been completed within the last 12 months, including the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, the Plaza San Antonio Marriott hotel, and the Courtyard Boston Tremont hotel. In addition, the hotels that we acquired in the second half of 2005 and first quarter of 2006 contributed significantly to the RevPAR increase. We experienced double-digit RevPAR increases at the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, and The Melrose hotel.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the six months ended June 30, 2006 were $139.2 million, as compared to $80.5 million for the comparable period in 2005. Direct hotel operating expenses for the six months ended June 30, 2006 included rooms expenses of $27.8 million, food and beverage expenses of $38.0 million, and other direct expenses of $4.6 million. Direct hotel operating expenses for the six months ended June 30, 2005 included rooms expenses of $15.9 million, food and beverage expenses of $22.4 million, and other direct expenses of $2.0 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the six months ended June 30, 2006 were $68.9 million, as compared to $40.2 million for the comparable period in 2005.

Hotel operating income and margins—Included in the following table are comparisons of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the six months ended June 30, 2006 and 2005. The comparisons do not include the results of operations for the Barceló Tucancun Beach resort, the recently sold Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since seven of our hotels owned as of June 30, 2006 were acquired in the second half of 2005 and first quarter 2006, the hotel operating income and hotel operating income margins for the U.S. hotel portfolio reflect the results of operations of those seven hotels under previous ownership for either a portion of, or the entire, six months ended June 30, 2005.

	Six Months Ended June 30,
	2006		2005 (Pro Forma)
	$ (1)	% (2)	$ (1)	% (2)
U.S. Hotel Portfolio (24 hotels)	$61.2	30.9%	$48.0	27.1%
Comparable Hotel Portfolio (17 hotels)(3)	$37.4	30.1%	$28.8	26.6%

(1)	In millions.
(2)	Percentage of hotel revenue.
(3)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the six months ended June 30, 2006, hotel operating income for our U.S. hotel portfolio increased 27.4% to $61.2 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 3.8 percentage points to 30.9%. For our comparable hotel portfolio, hotel operating income increased 29.6% to $37.4 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 3.5 percentage points to 30.1%. The significant increase in hotel operating income and margins for the six months ended June 30, 2006 versus the six months ended June 30, 2005 was largely a result of significant operating income increases at the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, the Sugar Land Marriott hotel, the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, the Courtyard Boston Tremont hotel, the Omaha Marriott hotel, and The Melrose hotel.

Depreciation and amortization—Depreciation and amortization expense for the six months ended June 30, 2006 was $19.9 million, as compared to $9.8 million for the comparable period in 2005. The increase in depreciation and amortization expense for the six months ended June 30, 2006 versus the comparable period in 2005 was directly attributable to the increase in investment in hotel properties during 2005 and 2006.

Corporate general and administrative—Total corporate general and administrative expenses for the six months ended June 30, 2006 was $6.6 million, as compared to $5.1 million for the comparable period in 2005. Included in corporate general and administrative expenses for the six months ended June 30, 2006 and 2005 was $2.3 million and $1.7 million, respectively, of non-cash stock-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in corporate franchise tax expense, due to the mix of states that we own hotels in, an increase in employee salaries, and additional stock-based compensation expense related to restricted stock awards granted in May 2006.

Interest income—Interest income for the six months ended June 30, 2006 and 2005 was $1.0 million and $0.5 million, respectively.

Interest expense—Interest expense for the six months ended June 30, 2006 was $17.7 million, as compared to $11.1 million for the comparable period in 2005. The increase in interest expense for the six months ended June 30, 2006 versus the comparable period in 2005 was directly attributable to the increase in long-term debt during 2005 and 2006.

Income tax expense—Income tax expense for the six months ended June 30, 2006 was $0.8 million, as compared to an income tax benefit of $0.1 million for the comparable period in 2005. Income tax expense for the six months ended June 30, 2006 resulted primarily from taxable operating income generated by our TRS, whereas the income tax benefit for the six months ended June 30, 2005 resulted from taxable operating losses incurred by our TRS.

Net income—Net income for the six months ended June 30, 2006 was $23.5 million, as compared to $4.2 million for the comparable period in 2005, due to the items discussed above.

Non-GAAP Financial Measures

Funds from operations—Funds from operations (FFO) available to common stockholders is defined as net income (loss) available to common stockholders, excluding real estate related depreciation and amortization and discontinued operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of results of operations for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO available to common stockholders is a useful financial performance measure for investors and management because it provides another indication of our performance, excluding real estate related depreciation and amortization and discontinued operations. The calculation of FFO available to common stockholders may vary from entity to entity, and as such, the presentation of FFO available to common stockholders by us may not be comparable to FFO available to common stockholders reported by other REITs. The following is a reconciliation between net income (loss) available to common stockholders and FFO available to common stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common stockholders	$16,620	$4,190	$20,337	$4,194
Adjustments: Depreciation and amortization	11,103	5,218	19,942	9,840
Loss (income) from hotel property sold	14	(220)	365	(70)
Gain on sale of hotel property	(7,427)	—	(7,427)	—

FFO available to common stockholders	$20,310	$9,188	$33,217	$13,964

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$18,195	$4,190	$23,487	$4,194
Adjustments: Depreciation and amortization	11,103	5,218	19,942	9,840
Interest expense	9,507	5,858	17,723	11,070
Interest income	(327)	(201)	(1,030)	(518)
Income tax expense (benefit)	1,576	1,022	762	(103)
Discontinued operations (1)	41	263	42	318

EBITDA	$40,095	$16,350	$60,926	$24,801

(1)	reflects depreciation and amortization, interest expense and income taxes included in discontinued operations.

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

Sources and Uses of Cash

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the six months ended June 30, 2006, net cash provided by operating activities was approximately $37.9 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the six months ended June 30, 2006, net cash used in investing activities was approximately $244.4 million, including approximately $260.9 million to purchase the 673-room Nashville Renaissance hotel in Nashville, Tennessee, the 240-room Melrose hotel in Washington, DC, the 585-room Pointe Hilton Tapatio Cliffs resort and Lookout Mountain Golf Club in Phoenix, Arizona, and the 210-room Courtyard Gaithersburg Washingtonian Center hotel. We also used approximately $27.9 million in improvements and additions to our hotel properties, the majority of which was used for major renovations taking place at the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, the recently sold Marriott Mount Laurel hotel, and the Barceló Tucancun Beach resort. Offsetting the aforementioned cash outlays was approximately $31.8 million of net sales proceeds received related to the sale of the Marriott Mount Laurel hotel on June 29, 2006.

For the six months ended June 30, 2006, net cash provided by financing activities was approximately $212.4 million. In March 2006, we completed an underwritten public offering and sold 7,300,000 shares of common stock, generating net proceeds after deducting underwriting discounts and offering expenses of approximately $88.1 million. We also issued 621,942 shares of common stock as a result of our IPO underwriters’ exercise of warrants, generating proceeds of approximately $6.2 million. We generated $87 million from the issuance of mortgage loans secured by the Westin Princeton at Forrestal Village hotel and the Nashville Renaissance hotel. In February 2006, we closed on an unsecured revolving credit facility and borrowed $100 million immediately to extinguish our term loan facility. During the six months ended June 30, 2006, we borrowed another $46 million under the revolving credit facility to fund hotel acquisitions. We also used approximately $20.0 million to pay dividends to common and preferred stockholders.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of approximately $70.6 million and restricted cash of approximately $18.1 million. On July 3, 2006, we used a portion of the proceeds from the sale of the Marriott Mount Laurel hotel to pay down $25 million on our revolving credit facility. As of July 31, 2006, we had approximately $26 million of cash and cash equivalents and $29 million of remaining borrowing capacity under our $150 million revolving credit facility. We have the ability to raise additional capital by either issuing mortgage loans on our unleveraged hotel properties or contributing them into the borrowing base of our revolving credit facility. We intend to invest our remaining cash and cash equivalents and additional capacity under the revolving credit facility in hotel properties, either through planned renovations or new hotel acquisitions.

In October 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the the Barceló Tucancun Beach resort. After six months of restoration, the Barceló Tucancun Beach resort reopened for business on April 22, 2006. We have comprehensive insurance coverage for both property damage and business interruption. In February 2006 and April 2006, we received two separate advances on our insurance claim of $2 million. We are in the process of finalizing negotiations with our insurance carrier and expect to settle the claim in the third quarter 2006.

In December 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of June 30, 2006, we had equity securities with a maximum aggregate offering price of approximately $213 million available to issue.

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

From time-to-time, certain of our hotel properties may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space, and/or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel property, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the property improvement fund. To the extent that the property improvement fund is not adequate to cover the cost of the renovation, we will fund the remaining portion of the renovation with cash and cash equivalents on hand.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at June 30, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases (1)	$76,646	$1,924	$3,765	$3,715	$67,242
Mortgage loans, including interest	620,791	34,825	81,323	69,848	434,795
Mezzanine loan, including interest	34,960	2,411	4,822	4,822	22,905
Revolving credit facility, including interest (2)	175,561	11,031	164,530	—	—

	$907,958	$50,191	$254,440	$78,385	$524,942

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under our ground and building lease agreements. Additional and percentage rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future.

(2)	Assumes no additional borrowings under the revolving credit facility and interest payments based on the interest rate in effect as of June 30, 2006.

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

Income Taxes—We record a valuation allowance to reduce deferred tax assets to an amount that we believe is more likely than not to be realized. Because of expected future taxable income of our TRS lessees, we have not recorded a valuation allowance to reduce our net deferred tax asset as of June 30, 2006. Should our estimate of future taxable income be less than expected, we would record an adjustment to the net deferred tax asset in the period such determination was made.

New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We will adopt the provisions of this interpretation beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material effect on our results of operations, financial position, or cash flows.

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

These risks and uncertainties, together with the information contained in our Form 10-K filed with the Securities and Exchange Commission on March 7, 2006 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report, except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of June 30, 2006, $478.2 million or 75.3% of our $635.0 million of long-term debt was fixed. Another $61.0 million was effectively fixed, as a result of interest rate swaps that fix the interest rates on our variable-rate mortgage loan and $50 million borrowed under our revolving credit facility. The remaining $96 million borrowed under our revolving credit facility as of June 30, 2006 was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $16.4 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $1.0 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $1.0 million annually. This assumes that the amount outstanding under our revolving credit facility remains at $146 million, the balance at June 30, 2006, and we continue to fix the interest rate on $50 million of the $146 million through the use of an interest rate swap.

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

(a)-(c) The 2006 annual meeting of stockholders of the Company was held on May 23, 2006. The matters on which the stockholders voted, in person or by proxy, were:

1.	the election of eight incumbent directors for terms expiring in 2007;

2.	the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2006; and

3.	the amendment and restatement of the 2003 Omnibus Stock Incentive Plan.

All three matters were approved by the Company’s stockholders. The results of the voting were as follows:

Election of Directors:

	Votes For	Votes Withheld
Bruce D. Wardinski	54,057,308	2,421,503
James L. Francis	54,060,914	2,417,897
John M. Elwood	54,934,543	1,544,268
W. Reeder Glass	53,531,319	2,947,492
John W. Hill	54,979,058	1,499,753
Thomas A. Natelli	55,129,398	1,349,413
Margaret A. Sheehan	55,977,330	1,501,481
William L. Wilson	54,980,033	1,498,778

Ratification of Appointment of Independent Registered Public Accounting Firm:

Votes For	Votes Against	Votes Abstained
56,448,055	26,438	4,318

Amendment and Restatement of 2003 Omnibus Stock Incentive Plan:

Votes For	Votes Against	Votes Abstained
43,198,832	5,957,323	39,160

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

3.3.1	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P.

3.3.2	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P.

3.3.3	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

3.3.4	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P.

10.1*	Highland Hospitality Corporation Amended and Restated 2003 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated May 23, 2006)

10.2*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated May 23, 2006)

10.3.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of May 23, 2006

10.4.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of May 23, 2006

10.5.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of May 23, 2006

10.6.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of May 23, 2006

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Denotes management contract or other compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: August 8, 2006	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)