Form 10-Q
period 2006-09-30
HIGHLAND HOSPITALITY CORP
filed 2006-11-07
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 61,149,731 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Investment in hotel properties, net	$1,205,687	$910,532
Asset held for sale	—	3,000
Deposits on hotel property acquisitions	—	8,202
Cash and cash equivalents	30,162	64,761
Restricted cash	19,150	21,486
Accounts receivable, net of allowance for doubtful accounts of $223 and $174, respectively	19,308	12,927
Prepaid expenses and other assets	29,091	31,401
Deferred financing costs, net of accumulated amortization of $1,346 and $1,256, respectively	4,408	4,522

Total assets	$1,307,806	$1,056,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$636,818	$494,799
Accounts payable and accrued expenses	39,238	23,163
Dividends payable	11,956	7,327
Other liabilities	3,043	2,718

Total liabilities	691,055	528,007

Minority interest in operating partnership	4,552	4,500
Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Stock; 3,200,000 shares issued and outstanding ($81,033 liquidation preference)	77,112	77,112
Common stock, $.01 par value; 500,000,000 shares authorized; 61,302,647 shares and 51,969,372 shares issued, respectively	613	519
Additional paid-in capital	576,961	477,876
Treasury stock, at cost; 175,666 shares and 160,992 shares, respectively	(1,956)	(1,772)
Cumulative dividends in excess of net income	(40,531)	(29,411)

Total stockholders’ equity	612,199	524,324

Total liabilities and stockholders’ equity	$1,307,806	$1,056,831

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Rooms	$68,748	$39,154	$199,474	$109,699
Food and beverage	25,796	15,122	83,890	48,417
Other	5,119	2,119	14,532	5,985

Total revenue	99,663	56,395	297,896	164,101

EXPENSES
Hotel operating expenses:
Rooms	15,713	9,032	43,543	24,943
Food and beverage	19,199	11,309	57,193	33,706
Other direct	2,800	1,073	7,358	3,076
Indirect	36,580	20,706	103,411	59,402

Total hotel operating expenses	74,292	42,120	211,505	121,127
Depreciation and amortization	11,473	5,907	30,837	15,499
Corporate general and administrative:
Stock-based compensation	2,101	775	4,397	2,432
Other	1,805	1,488	6,118	4,918

Total operating expenses	89,671	50,290	252,857	143,976

Operating income	9,992	6,105	45,039	20,125

Interest income	397	274	1,427	791
Interest expense	10,630	6,474	28,353	17,545
Loss on early extinguishment of debt	—	—	996	—

Income (loss) before income taxes, minority interest in operating partnership and discontinued operations	(241)	(95)	17,117	3,371

Income tax benefit (expense)	134	430	(1,540)	589
Minority interest in operating partnership	(17)	(4)	(224)	(72)

Income (loss) from continuing operations	(124)	331	15,353	3,888

Discontinued operations:
Income from hotel properties sold	1,066	481	1,649	1,118
Gain on sale of hotel properties	1,339	—	8,766	—

Total income from discontinued operations	2,405	481	10,415	1,118

Net income	2,281	812	25,768	5,006
Preferred stock dividends	(1,575)	(49)	(4,725)	(49)

Net income available to common stockholders	$706	$763	$21,043	$4,957

Net income (loss) per common share—basic:
Continuing operations	$(.03)	$—	$.18	$.09
Discontinued operations	.04	.01	.18	.03

Net income available to common stockholders	$.01	$.02	$.36	$.12

Net income (loss) per common share—diluted:
Continuing operations	$(.03)	$—	$.18	$.09
Discontinued operations	.04	.01	.18	.03

Net income available to common stockholders	$.01	$.02	$.36	$.12

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Common Stock				Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
	Preferred Stock		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2005	3,200,000	$77,112	51,969,372	$519	(160,992)	$(1,772)	$477,876	$(29,411)	$524,324
Sale of common stock, net of underwriters’ fees and issuance costs	—	—	7,300,000	73	—	—	87,991	—	88,064
Issuance of common stock related to exercise of warrants	—	—	681,275	8	—	—	6,804	—	6,812
Issuance of restricted common stock to employees	—	—	1,340,000	13	—	—	(13)	—	—
Issuance of unrestricted common stock to directors	—	—	12,000	—	—	—	145	—	145
Purchase of treasury stock	—	—	—	—	(14,674)	(184)	—	—	(184)
Stock-based compensation	—	—	—	—	—	—	4,252	—	4,252
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(94)	—	(94)
Declaration of dividends on common stock	—	—	—	—	—	—	—	(32,163)	(32,163)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	(4,725)	(4,725)
Net income	—	—	—	—	—	—	—	25,768	25,768

Balances at September 30, 2006	3,200,000	$77,112	61,302,647	$613	(175,666)	$(1,956)	$576,961	$(40,531)	$612,199

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$25,768	$5,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,837	15,499
Amortization of deferred financing costs	717	753
Amortization of discount on mortgage loan	54	54
Change in fair value of interest rate swaps	(156)	(408)
Minority interest in operating partnership	224	72
Stock-based compensation	4,397	2,432
Loss on early extinguishment of debt	996	—
Gain on sale of hotel properties	(8,766)	—
Changes in assets and liabilities:
Accounts receivable, net	(5,661)	(5,520)
Prepaid expenses and other assets	(5,744)	108
Accounts payable and accrued expenses	8,470	1,220
Other liabilities	854	—
Discontinued operations	1,187	482

Net cash provided by operating activities	53,177	19,698

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(338,193)	(107,333)
Payment of value-added taxes (VAT) related to foreign hotel acquisition	—	(3,509)
VAT refund related to foreign hotel acquisition	3,774	—
Improvements and additions to hotel properties	(37,535)	(35,948)
Proceeds from insurance claim	6,500	—
Proceeds from sale of hotel properties	71,638	—
Change in restricted cash	2,860	17,933

Net cash used in investing activities	(290,956)	(128,857)

Cash flows from financing activities:
Proceeds from sale of common stock	95,069	110,888
Proceeds from sale of preferred stock	—	72,638
Payment of offering expenses related to sale of common and preferred stock	(193)	(555)
Purchase of treasury stock	(184)	(135)
Net borrowings from revolving credit facility	94,000	—
Proceeds from term loan facility	10,000	40,000
Payment on term loan facility	(100,000)	—
Proceeds from issuance of mortgage debt	142,250	37,050
Scheduled principal payments on mortgage debt	(4,285)	(2,971)
Payment of deferred financing costs	(1,692)	(324)
Net deposits on loan applications	754	(223)
Payment of dividends to common stockholders	(27,560)	(16,809)
Payment of dividends to preferred stockholders	(4,725)	—
Payment of distributions to minority interests	(254)	(366)

Net cash provided by financing activities	203,180	239,193

Net increase (decrease) in cash	(34,599)	130,034
Cash and cash equivalents, beginning of period	64,761	75,481

Cash and cash equivalents, end of period	$30,162	$205,515

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,090	$17,758
Cash paid for income taxes	665	—
Issuance of common stock related to redemption of Operating Partnership units	—	1,226

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired its first three hotel properties. As of September 30, 2006, the Company owned 26 hotel properties with 8,239 rooms located in 13 states and the District of Columbia.

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three and nine months ended September 30, 2006 and 2005.

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

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the three months ended September 30, 2006 and 2005 was $69,000 and $50,000, respectively. Interest capitalized for the nine months ended September 30, 2006 and 2005 was $0.4 million and $0.3 million, respectively.

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

Stock-Based Compensation—From time-to-time, the Company grants restricted stock awards to employees. To-date, the Company has granted three types of restricted stock awards: (1) awards that vest solely on continued employment (time-based awards); (2) awards that vest based on the Company achieving specified levels of funds from operations (FFO) and continued employment (performance-based awards); and (3) awards that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (market-based awards). The Company measures stock-based compensation expense for the restricted stock awards based on the fair value of the awards on the date of grant. The fair value of time-based awards and performance-based awards is determined based on the average trading price of the Company’s common stock on the date of grant. The fair value of market-based awards is determined using a Monte Carlo simulation. For time-based awards, stock-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards and market-based awards, stock-based compensation expense is recognized over the requisite service period for each award. The requisite service period for the market-based

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards is derived from the Monte Carlo simulation. No compensation cost is recognized for awards for which employees do not render the requisite service.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 16, 2006, the Company acquired the 585-room Pointe Hilton Tapatio Cliffs resort in Phoenix, Arizona for approximately $81.9 million. The Company entered into a long-term agreement with Hilton Hotels Corporation to manage the hotel property.

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

On September 22, 2006, the Company acquired the 444-room Ritz-Carlton Atlanta Downtown hotel in Atlanta, Georgia for approximately $77.4 million. The Company assumed the existing management agreement under which the Ritz-Carlton Hotel Company LLC will continue to operate the hotel.

The combined preliminary allocation of the 2006 purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2006 Acquisitions
Land and land improvements	$50,564
Buildings and leasehold improvements	267,278
Furniture, fixtures and equipment	30,800
Cash	126
Restricted cash	524
Accounts receivable, net	1,370
Prepaid assets and other assets	2,402
Accounts payable and accrued expenses	(6,492)

Net assets acquired	$346,572

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 as if the Nashville Renaissance hotel, The Melrose hotel, the Pointe Hilton Tapatio Cliffs resort, and the Ritz-Carlton Atlanta Downtown hotel acquisitions, as well as the hotel acquisitions that occurred in 2005 (except for the Barceló Tucancun Beach resort), and the financing transactions necessary to acquire the hotel properties had taken place on January 1, 2005. The pro forma financial information does not include discontinued operations related to the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort, which were sold on June 29, 2006 and August 31, 2006, respectively. In addition, no pro forma adjustments have been included for the newly developed Courtyard Gaithersburg Washingtonian Center hotel. The pro forma results have been

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions taken place on January 1, 2005, or of future results of operations (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Total revenue	$106,263	$95,413	$345,024	$307,069
Total operating expenses	95,840	88,300	291,120	269,163
Operating income	10,423	7,113	53,904	37,906
Net income (loss)	(265)	(2,177)	21,021	9,686
Net income (loss) available to common stockholders	(1,840)	(3,752)	16,296	4,961
Net income (loss) per common share:
Basic and diluted	(.03)	(.07)	.27	.08

4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Land and land improvements	$142,478	$103,133
Buildings and leasehold improvements	1,010,666	756,971
Furniture, fixtures and equipment	113,441	70,220
Construction-in-progress	6,692	18,287

	1,273,277	948,611
Less: accumulated depreciation and amortization	(67,590)	(38,079)

	$1,205,687	$910,532

5. Discontinued Operations

On June 29, 2006, the Company sold the Marriott Mount Laurel hotel in Mount Laurel, New Jersey for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million.

On August 31, 2006, the Company sold the Barceló Tucancun Beach resort to Playa Hotels & Resorts, S.L. for net sales proceeds of approximately $38.5 million and recognized a gain of approximately $1.3 million, net of taxes of $0.6 million. Playa Hotels & Resorts, S.L., a related party, is partially owned by Barceló Corporación Empresarial, S.A. Barceló Crestline Corporation (“Barceló Crestline”), a wholly owned subsidiary of Barceló Corporación Empresarial, S.A. and the Company’s preferred operator managing 48% of the Company’s hotel rooms, advises Playa Hotels & Resorts, S.L. in evaluating investment opportunities. The Company’s non-executive Chairman, Bruce D. Wardinski, is the Chief Executive Officer of Barceló Crestline and the Chairman and Chief Executive Officer of Playa Hotels & Resorts, S.L. The sale of this resort was unanimously approved by a special committee consisting of the Company’s independent directors.

The results of operations for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort have been reclassified as discontinued operations in the consolidated statements of operations for all periods presented. For the three months ended September 30, 2006 and 2005, total revenues for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort were approximately $3.9 million and $4.4 million,

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, and pre-tax income from operations was $1.9 million and $0.5 million, respectively. For the nine months ended September 30, 2006 and 2005, total revenues for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort were approximately $9.6 million and $10.1 million, respectively, and pre-tax income from operations was $1.3 million and $1.2 million, respectively.

6. Hurricane Wilma

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the Barceló Tucancun Beach resort. After six months of restoration, the resort reopened for business on April 22, 2006. The Company had comprehensive insurance coverage for both property damage and business interruption. In August 2006, the Company finalized the settlement of its insurance claim relating to the damages for approximately $9 million, all of which has been received. Approximately $6.6 million of the insurance proceeds related to property damage coverage and approximately $2.4 million related to business interruption coverage. For the three months ended September 30, 2006, the Company recorded a gain on settlement of insurance claim of approximately $1.3 million, net of taxes of approximately $0.5 million. The net gain is included in income from hotel properties sold in the consolidated statements of operations.

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

The revolving credit facility provides aggregate revolving loan commitments of up to $150 million with an option to increase the amount of the facility by up to $50 million. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s unencumbered hotel properties included in the borrowing base, as defined in the credit agreement. As of September 30, 2006, the maximum borrowing availability under the facility was $150 million, of which $94 million had been drawn.

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

On August 30, 2006, the Company completed a $55.3 million financing secured by the Pointe Hilton Tapatio Cliffs resort. The loan bears a fixed annual interest rate of 6.28% and matures on September 1, 2016. Principal payments will commence in September 2008 and will be based on a 30-year amortization period.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, the Company was in compliance with the financial covenants contained in its loan agreements. Also as of that date, the Company’s weighted-average interest rate on its long-term debt was 6.32%.

8. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income available to common stockholders	$706	$763	$21,043	$4,957
Less: discontinued operations	(2,405)	(481)	(10,415)	(1,118)
Less: dividends on unvested restricted common stock	(230)	(88)	(503)	(260)

Net income (loss) from continuing operations available to common stockholders	$(1,929)	$194	$10,125	$3,579

Denominator:
Weighted-average number of common shares outstanding—basic	59,419,409	39,835,652	57,276,750	39,557,325
Effect of dilutive securities:
Unvested restricted common stock	415,634	238,277	168,439	163,847
Warrants	69,805	93,120	101,641	66,144

Weighted-average number of common shares outstanding—diluted	59,904,848	40,167,049	57,546,830	39,787,316

Net income (loss) per common share—basic:
Continuing operations	$(.03)	$—	$.18	$.09
Discontinued operations	.04	.01	.18	.03

Net income available to common stockholders(1)	$.01	$.02	$.36	$.12

Net income (loss) per common share—diluted:
Continuing operations	$(.03)	$—	$.18	$.09
Discontinued operations	.04	.01	.18	.03

Net income available to common stockholders(1)	$.01	$.02	$.36	$.12

(1)	per share amounts may not add due to rounding.

9. Dividends

For the three months ended September 30, 2006, the Company’s board of directors declared a cash dividend payable to the Company’s common stockholders of record as of September 29, 2006 of $.19 per common share. The dividend was paid on October 13, 2006.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 15, 2006, the Company paid a quarterly cash dividend of $.4921875 per share of Series A preferred stock. On October 3, 2006, the Company’s board of directors declared a quarterly cash dividend of $.4921875 per share of Series A preferred stock. The dividend will be paid on November 15, 2006 to holders of record as of November 1, 2006.

10. Capital Stock

Common Stock—On March 14, 2006, the Company completed an underwritten public offering and sold 7,300,000 shares of common stock at a price of $12.35 per share. After deducting underwriting discounts and offering expenses, the Company generated net proceeds of approximately $88.1 million.

Warrants—In connection with the IPO, the Company granted to its lead managing underwriter, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. For the nine months ended September 30, 2006, the underwriter acquired 681,275 shares of common stock upon exercises of the warrants. As of September 30, 2006, the Company has reserved 207,213 shares of common stock for issuance upon additional exercises of the warrants.

Treasury Stock—For the nine months ended September 30, 2006 and 2005, the Company purchased 14,674 shares and 12,452 shares, respectively, of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

Operating Partnership Units—Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for, at the sole discretion of the Operating Partnership, either shares of the Company’s common stock on a one-for-one basis or cash per unit equal to the market price of the Company’s common stock at the time of redemption. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of September 30, 2006, the total number of Operating Partnership units outstanding owned by third-party limited partners was 529,850.

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

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of September 30, 2006, no stock options had been granted under the Plan.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares or covered by stock appreciation rights is 5,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are granted under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of September 30, 2006, subject to increases resulting from the forfeiture of currently outstanding awards, 2,667,989 shares of common stock were reserved and available for future issuances under the Plan.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2006, there was approximately $13.1 million of unrecognized stock-based compensation expense related to shares of restricted common stock. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 1.8 years. The following is a summary of the Company’s shares of restricted common stock for the nine months ended September 30, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common stock as of December 31, 2005	359,168	$10.36
Granted	1,340,000	$11.54
Vested	(42,498)	$11.48
Forfeited	—	—

Restricted common stock as of September 30, 2006	1,656,670	$11.28

12. Related-Party Transactions

Management Agreements—As of September 30, 2006, 14 of the Company’s 26 hotels operated pursuant to long-term management agreements with Crestline Hotels & Resorts, Inc. Crestline Hotels & Resorts, Inc. is a wholly owned subsidiary of Barceló Crestline, which sponsored the Company’s formation and IPO. Crestline Hotels & Resorts, Inc. receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts, Inc. for each hotel at 4.5% of gross revenues for each fiscal year.

For the three months ended September 30, 2006 and 2005, the Company paid Crestline Hotels & Resorts, Inc. approximately $1.3 million and $0.7 million, respectively, in management fees. For the nine months ended September 30, 2006 and 2005, the Company paid Crestline Hotels & Resorts, Inc. approximately $3.7 million and $2.1 million, respectively, in management fees.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended September 30, 2006 and 2005, the Company paid Barceló Crestline approximately $40,000 and $36,000, respectively, under this arrangement. For the nine months ended September 30, 2006 and 2005, the Company paid Barceló Crestline approximately $120,000 and $162,000, respectively, under this arrangement.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management Agreements—As of September 30, 2006, the Company’s hotel properties operated pursuant to long-term agreements with five management companies, including Crestline Hotels & Resorts, Inc. (14 hotels), Marriott International, Inc. (6 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), and Hilton Hotels Corporation (2 hotels). Each management company receives a base management fee

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of September 30, 2006, 14 of the Company’s 26 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. 10 of the Company’s 26 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Nashville Renaissance hotel, the Ritz-Carlton Atlanta Downtown hotel, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, the Courtyard Gaithersburg Washingtonian Center hotel, the Hilton Boston Back Bay hotel, and the Pointe Hilton Tapatio Cliffs resort are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these 10 hotel properties allow the hotel properties to operate under the respective brand. With respect to the Company’s other two hotel properties, The Churchill hotel and The Melrose hotel operate as independent hotels.

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

Overview

Highland Hospitality Corporation is a self-advised REIT that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired our first three hotel properties. As of September 30, 2006, we owned the following 26 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	358	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	315	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	509	Parsippany, NJ	August 19, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005
Nashville Renaissance	673	Nashville, TN	February 24, 2006
The Melrose	240	Washington, DC	March 15, 2006
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ	March 16, 2006
Courtyard Gaithersburg Washingtonian Center	210	Gaithersburg, MD	June 1, 2006
Ritz-Carlton Atlanta Downtown	444	Atlanta, GA	September 22, 2006

Total number of rooms	8,239

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

Executive Summary of Third Quarter Events

The lodging industry generated solid growth in the third quarter 2006 with industry-wide RevPAR up 6.0% for the quarter. The upper upscale and upscale segments, where we are focused, experienced RevPAR increases of 6.0% and 7.3%, respectively. For the third quarter 2006, the upper upscale and upscale segments’ occupancy rates were 73.3% and 73.1%, respectively, driving pricing power in these segments. ADRs for the upper upscale and upscale segments increased approximately $10 for the third quarter 2006 compared to the prior year period. Overall, the trends we saw in the first half of the year of strong group and business transient demand continued in the third quarter 2006. The decline in discounted business and business from third-party distribution channels continues to support rate growth. For the remainder of 2006, we expect these solid trends to continue. There will continue to be a modest decline in demand growth to the 2% range. However, with room supply remaining under 1% across the industry, we expect that RevPAR growth will be in the 6.5% to 7.0% range for the remainder of 2006. All in all, the economic dynamics for the lodging industry remain attractive.

We were very pleased with our hotel portfolio operating results during the third quarter 2006. For the fourth consecutive quarter, we achieved double-digit RevPAR growth in our comparable properties. For our total hotel portfolio, RevPAR increased 11.1% in the third quarter 2006, as compared to the third quarter 2005, and our comparable hotel portfolio RevPAR increased 10.6% for those same periods. In addition, for our total hotel portfolio, operating income margins increased 390 basis points in the third quarter 2006, as compared to the third quarter 2005, and our comparable hotel portfolio operating income margins increased 260 basis points for those same periods. This outstanding growth was largely driven by our recently renovated hotels, including the Hyatt Regency Savannah hotel, the Plaza San Antonio Marriott hotel, and the Courtyard Boston Tremont hotel, as well as our recent acquisitions, including the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and the Nashville Renaissance hotel.

In the third quarter 2006, we acquired the 444-room Ritz-Carlton Atlanta Downtown hotel in Atlanta, Georgia for approximately $77.4 million. The acquisition of this hotel, representing our first investment in the luxury segment, was an opportunistic purchase of an urban Ritz-Carlton for a total investment of under $200,000 per key (including planned guestroom upgrades). During the third quarter 2006, we sold the Barceló Tucancun Beach resort for approximately $38.5 million, recording a net gain on the sale of approximately $1.3 million. The sale of the Barceló Tucancun Beach resort resulted from our shift in strategic focus toward opportunities located in the top U.S. markets. Given the increases in asset pricing in Mexico and the numerous other difficulties we have confronted in consummating transactions there, we believe that selling the Barceló Tucancun Beach resort was a prudent course of action.

We continue to maintain an active pipeline of investment opportunities and seek to selectively acquire high-quality assets located in major, high barrier-to-entry markets with strong current yields and solid bottom-line growth potential, while at the same time maintaining a prudent capital structure.

Results of Operations

Comparison of three months ended September 30, 2006 and 2005

On August 31, 2006, we sold the Barceló Tucancun Beach resort for net sales proceeds of approximately $38.5 million and recognized a net gain of approximately $1.3 million. The results of operations for the Barceló Tucancun Beach resort have been reclassified as discontinued operations in the consolidated statements of operations for the three months ended September 30, 2006 and 2005.

Results of operations for the three months ended September 30, 2006 include the operating activity of 25 hotels for a full quarter and two hotels for a partial quarter. Results of operations for the three months ended September 30, 2005 include the operating activity of 19 hotels for a full quarter and one hotel for a partial quarter (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the three months ended September 30, 2006 versus the three months ended September 30, 2005 are not meaningful.

Revenues—Total revenue for the three months ended September 30, 2006 was $99.7 million, as compared to $56.4 million for the comparable period in 2005. Total revenue for the three months ended September 30, 2006 included rooms revenue of $68.7 million, food and beverage revenue of $25.8 million, and other revenue of $5.1 million. Total revenue for the three months ended September 30, 2005 included rooms revenue of $39.2 million, food and beverage revenue of $15.1 million, and other revenue of $2.1 million.

Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the three months ended September 30, 2006 and 2005. The comparisons do not include the results of operations for the recently sold Barceló Tucancun Beach resort and Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since eight of our hotels owned as of September 30, 2006 were acquired in the second half of 2005 and 2006, the key operating metrics for the total hotel portfolio reflect the results of operations of those eight hotels under previous ownership for either a portion of, or the entire, three months ended September 30, 2005.

	Three Months Ended September 30,
	2006			2005 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Total Hotel Portfolio (25 hotels)	72.8%	$134.65	$98.00	71.1%	$124.05	$88.23
Comparable Hotel Portfolio (17 hotels)(1)	72.8%	$129.62	$94.32	71.8%	$118.73	$85.30

(1)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the three months ended September 30, 2006, RevPAR for our total hotel portfolio increased 11.1% to $98.00 from the comparable pro forma period in 2005. Occupancy increased by 1.7 percentage points to 72.8%, while ADR increased by 8.5% to $134.65. For our comparable hotel portfolio, RevPAR increased 10.6% to $94.32 from the comparable pro forma period in 2005. Occupancy increased by 1.0 percentage point to 72.8%, while ADR increased by 9.2% to $129.62. The increase in RevPAR for the third quarter 2006 versus the pro forma third quarter 2005 was largely a result of significant RevPAR increases at our recently renovated hotels, including the Hyatt Regency Savannah hotel, the Plaza San Antonio Marriott hotel, and the Courtyard Boston Tremont hotel. In addition, several of the hotels that we acquired in the last 12 months experienced significant RevPAR increases, including the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and the Nashville Renaissance hotel. The Portsmouth Renaissance hotel, the Hilton Garden Inn Virginia Beach Town Center hotel, and the Courtyard Denver Airport hotel also experienced double-digit RevPAR increases for the third quarter 2006. Offsetting the RevPAR increases at the aforementioned hotels were The Melrose hotel and The Churchill hotel, which are located in Washington, D.C. and, consistent with the overall D.C. market, experienced decreases in RevPAR for the third quarter 2006. In addition, the Dallas/Fort Worth Airport Marriott hotel, the Sheraton Annapolis hotel, and the Hilton Parsippany hotel, all of which have been undergoing renovations, also experienced minimal-to-decreased RevPAR for the third quarter 2006.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended September 30, 2006 were $74.3 million, as compared to $42.1 million for the comparable period in 2005. Direct hotel operating expenses for the three months ended September 30, 2006 included rooms expenses of $15.7 million, food and beverage expenses of $19.2 million, and other direct expenses of $2.8 million. Direct hotel operating expenses for the three months ended September 30, 2005 included rooms expenses of $9.0 million, food and beverage expenses of $11.3 million, and other direct expenses of $1.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended September 30, 2006 were $36.6 million, as compared to $20.7 million for the comparable period in 2005.

Hotel operating income and margins—Included in the following table are comparisons of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the three months ended September 30, 2006 and 2005. The comparisons do not include the results of operations for the recently sold Barceló Tucancun Beach resort and Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since eight of our hotels owned as of September 30, 2006 were acquired in the second half of 2005 and 2006, the hotel operating income and hotel operating income margins for the total hotel portfolio reflect the results of operations of those eight hotels under previous ownership for either a portion of, or the entire, three months ended September 30, 2005.

	Three Months Ended September 30,
	2006		2005 (Pro Forma)
	$ (1)	% (2)	$ (1)	% (2)
Total Hotel Portfolio (25 hotels)	$24.9	25.4%	$19.2	21.5%
Comparable Hotel Portfolio (17 hotels)(3)	$17.6	29.3%	$14.3	26.7%

(1)	In millions.
(2)	Percentage of hotel revenue.
(3)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the three months ended September 30, 2006, hotel operating income for our total hotel portfolio increased 29.8% to $24.9 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 3.9 percentage points to 25.4%. For our comparable hotel portfolio, hotel operating income increased 22.7% to $17.6 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 2.6 percentage points to 29.3%. The significant increase in hotel operating income and margins for the third quarter 2006 versus the pro forma third quarter 2005 was largely a result of significant operating income increases at our recently renovated hotels, including the Hyatt Regency Savannah hotel, the Courtyard Boston Tremont hotel, and the Hyatt Regency Wind Watch Long Island hotel. In addition, several of the hotels that we acquired in the last 12 months experienced significant operating income increases, including the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and the Nashville Renaissance hotel.

Depreciation and amortization—Depreciation and amortization expense for the three months ended September 30, 2006 was $11.5 million, as compared to $5.9 million for the comparable period in 2005. The increase in depreciation and amortization expense for the three months ended September 30, 2006 versus the comparable period in 2005 was attributable to the increase in investment in hotel properties during 2005 and 2006.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended September 30, 2006 was $3.9 million, as compared to $2.3 million for the comparable period in 2005. Included in corporate general and administrative expenses for the three months ended September 30, 2006 and 2005 was $2.1 million and $0.8 million, respectively, of non-cash stock-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in corporate franchise tax expense, due to the mix of states that we own hotels in, an increase in employee salaries, and additional stock-based compensation expense related to restricted stock awards granted in May 2006.

Interest income—Interest income for the three months ended September 30, 2006 and 2005 was $0.4 million and $0.3 million, respectively.

Interest expense—Interest expense for the three months ended September 30, 2006 was $10.6 million, as compared to $6.5 million for the comparable period in 2005. The increase in interest expense for the three months ended September 30, 2006 versus the comparable period in 2005 was directly attributable to the increase in long-term debt during 2005 and 2006.

Income tax benefit—Income tax benefit for the three months ended September 30, 2006 and 2005 was $0.1 million and $0.4 million, respectively. The income tax benefits resulted from taxable operating losses incurred by our TRS for the three months ended September 30, 2006 and 2005.

Net income—Net income for the three months ended September 30, 2006 was $2.3 million, as compared to $0.8 million for the comparable period in 2005, due to the items discussed above.

Comparison of nine months ended September 30, 2006 and 2005

On June 29, 2006, we sold the Marriott Mount Laurel hotel for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million. On August 31, 2006, we sold the Barceló Tucancun Beach resort for net sales proceeds of approximately $38.5 million and recognized a net gain of approximately $1.3 million. The results of operations for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort have been reclassified as discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2006 and 2005.

Results of operations for the nine months ended September 30, 2006 include the operating activity of 21 hotels for a full nine months and seven hotels for a partial nine months. Results of operations for the nine months ended September 30, 2005 include the operating activity of 17 hotels for a full nine months and three hotels for a partial nine months (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 are not meaningful.

Revenues—Total revenue for the nine months ended September 30, 2006 was $297.9 million, as compared to $164.1 million for the comparable period in 2005. Total revenue for the nine months ended September 30, 2006 included rooms revenue of $199.5 million, food and beverage revenue of $83.9 million, and other revenue of $14.5 million. Total revenue for the nine months ended September 30, 2005 included rooms revenue of $109.7 million, food and beverage revenue of $48.4 million, and other revenue of $6.0 million.

Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the nine months ended September 30, 2006 and 2005. The comparisons do not include the results of operations for the recently sold Barceló Tucancun Beach resort and Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since eight of our hotels owned as of September 30, 2006 were acquired in the second half of 2005 and 2006, the key operating metrics for the total hotel portfolio reflect the results of operations of those eight hotels under previous ownership for either a portion of, or the entire, nine months ended September 30, 2005.

	Nine Months Ended September 30,
	2006			2005 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Total Hotel Portfolio (25 hotels)	73.0%	$139.76	$102.03	70.8%	$128.15	$90.79
Comparable Hotel Portfolio (17 hotels)(1)	72.3%	$130.95	$94.69	69.5%	$119.33	$82.99

(1)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the nine months ended September 30, 2006, RevPAR for our total hotel portfolio increased 12.4% to $102.03 from the comparable pro forma period in 2005. Occupancy increased by 2.2 percentage points to 73.0%, while ADR increased by 9.1% to $139.76. For our comparable hotel portfolio, RevPAR increased 14.1% to $94.69 from the comparable pro forma period in 2005. Occupancy increased by 2.8 percentage points to 72.3%, while ADR increased by 9.7% to $130.95. The increase in RevPAR for the nine months ended September 30, 2006 versus the pro forma nine months ended September 30, 2005 was largely a result of significant RevPAR increases at our recently renovated hotels, including the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, the Plaza San Antonio Marriott hotel, and the Courtyard Boston Tremont hotel. In addition, several of the hotels that we acquired in the last 12 months experienced significant RevPAR increases, including the Hilton Boston Back Bay hotel and the Wyndham Palm Springs hotel. The Sugar Land Marriott hotel, the Hilton Garden Inn Virginia Beach Town Center hotel, the Hilton Tampa Westshore hotel, the Omaha Marriott, and the Courtyard Denver Airport hotel also experienced double-digit RevPAR increases for the nine months ended September 30, 2006. Offsetting the RevPAR increases at the aforementioned hotels were the Dallas/Fort Worth Airport Marriott hotel, the Sheraton Annapolis hotel, and the Hilton Parsippany hotel, all of which have been undergoing renovations and experienced minimal-to-decreased RevPAR for the nine months ended September 30, 2006.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the nine months ended September 30, 2006 were $211.5 million, as compared to $121.1 million for the comparable period in 2005. Direct hotel operating expenses for the nine months ended September 30, 2006 included rooms expenses of $43.5 million, food and beverage expenses of $57.2 million, and other direct expenses of $7.4 million. Direct hotel operating expenses for the nine months ended September 30, 2005 included rooms expenses of $24.9 million, food and beverage expenses of $33.7 million, and other direct expenses of $3.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the nine months ended September 30, 2006 were $103.4 million, as compared to $59.4 million for the comparable period in 2005.

Hotel operating income and margins—Included in the following table are comparisons of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the nine months ended September 30, 2006 and 2005. The comparisons do not include the results of operations for the recently sold Barceló Tucancun Beach resort and Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since eight of our hotels owned as of September 30, 2006 were acquired in the second half of 2005 and 2006, the hotel operating income and hotel operating income margins for the total hotel portfolio reflect the results of operations of those eight hotels under previous ownership for either a portion of, or the entire, nine months ended September 30, 2005.

	Nine Months Ended September 30,
	2006		2005 (Pro Forma)
	$ (1)	% (2)	$ (1)	% (2)
Total Hotel Portfolio (25 hotels)	$86.1	29.1%	$67.2	25.2%
Comparable Hotel Portfolio (17 hotels)(3)	$54.9	29.8%	$43.2	26.7%

(1)	In millions.
(2)	Percentage of hotel revenue.
(3)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the nine months ended September 30, 2006, hotel operating income for our total hotel portfolio increased 28.1% to $86.1 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 3.8 percentage points to 29.1%. For our comparable hotel portfolio, hotel operating income increased 27.3% to $54.9 million from the comparable pro forma period in 2005 and hotel operating income margins increased by 3.2 percentage points to 29.8%. The significant increase in hotel operating income and margins for the nine months ended September 30, 2006 versus the pro forma nine months ended September 30, 2005 was largely a result of significant operating income increases at our recently renovated hotels, including the Hyatt Regency Savannah hotel, the Crown Plaza Atlanta-Ravinia hotel, the Plaza San Antonio Marriott hotel, the Courtyard Boston Tremont hotel, and the Hyatt Regency Wind Watch Long Island hotel. In addition, several of the hotels that we acquired in the last 12 months experienced significant operating income increases, including the Hilton Boston Back Bay hotel, The Melrose hotel, the Nashville Renaissance hotel, the Pointe Hilton Tapatio Cliffs resort, and the Wyndham Palm Springs hotel. The Sugar Land Marriott hotel, the Omaha Marriott hotel, and the Courtyard Denver Airport hotel also experienced significant operating income increases for the nine months ended September 30, 2006.

Depreciation and amortization—Depreciation and amortization expense for the nine months ended September 30, 2006 was $30.8 million, as compared to $15.5 million for the comparable period in 2005. The increase in depreciation and amortization expense for the nine months ended September 30, 2006 versus the comparable period in 2005 was attributable to the increase in investment in hotel properties during 2005 and 2006.

Corporate general and administrative—Total corporate general and administrative expenses for the nine months ended September 30, 2006 was $10.5 million, as compared to $7.4 million for the comparable period in 2005. Included in corporate general and administrative expenses for the nine months ended September 30, 2006 and 2005 was $4.4 million and $2.4 million, respectively, of non-cash stock-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in corporate franchise tax expense, due to the mix of states that we own hotels in, an increase in employee salaries, and additional stock-based compensation expense related to restricted stock awards granted in May 2006.

Interest income—Interest income for the nine months ended September 30, 2006 and 2005 was $1.4 million and $0.8 million, respectively.

Interest expense—Interest expense for the nine months ended September 30, 2006 was $28.4 million, as compared to $17.5 million for the comparable period in 2005. The increase in interest expense for the nine months ended September 30, 2006 versus the comparable period in 2005 was directly attributable to the increase in long-term debt during 2005 and 2006.

Income tax expense—Income tax expense for the nine months ended September 30, 2006 was $1.5 million, as compared to an income tax benefit of $0.6 million for the comparable period in 2005. Income tax expense for the nine months ended September 30, 2006 resulted from taxable operating income generated by our TRS, whereas the income tax benefit for the nine months ended September 30, 2005 resulted from taxable operating losses incurred by our TRS.

Net income—Net income for the nine months ended September 30, 2006 was $25.8 million, as compared to $5.0 million for the comparable period in 2005, due to the items discussed above.

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These include: funds from operations (FFO) available to common stockholders, adjusted FFO available to common stockholders, EBITDA, and adjusted EBITDA.

FFO available to common stockholders—FFO available to common stockholders is defined as net income (loss) available to common stockholders, excluding depreciation and amortization and gains (losses) on sales of hotel properties. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that FFO available to common stockholders is a useful financial measure for investors and management because it provides another indication of our performance, excluding real estate related depreciation and amortization. We also exclude gains (losses) on sales of hotel properties from net income (loss) available to common stockholders because we believe that by excluding gains (losses) on sales of hotel properties, investors and management are provided a more comparable financial measure of our operating performance.

Adjusted FFO available to common stockholders—We further adjust FFO available to common stockholders to exclude certain other non-recurring items, such as gains (losses) on early extinguishments of debt, because we believe that by excluding these non-recurring items, investors and management are provided a more comparable financial measure of our operating performance.

The following table reconciles FFO and adjusted FFO available to common stockholders to net income available to common stockholders for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income available to common stockholders	$706	$763	$21,043	$4,957
Adjustments: Depreciation and amortization	11,473	5,907	30,837	15,499
Depreciation and amortization from discontinued operations	297	390	1,032	813
Gain on sale of hotel properties	(1,339)	—	(8,766)	—

FFO available to common stockholders	11,137	7,060	44,146	21,269
Adjustment: Loss on early extinguishment of debt	—	—	996	—

Adjusted FFO available to common stockholders	$11,137	$7,060	$45,142	$21,269

EBITDA—EBITDA is defined as net income before interest, income taxes and depreciation and amortization. We believe it is a useful financial measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by our capital structure.

Adjusted EBITDA—We further adjust EBITDA to exclude gains (losses) on sales of hotel properties and certain other non-recurring items, such as gains (losses) on early extinguishments of debt, because we believe that by excluding non-recurring items, investors and management are provided a more comparable financial measure of our operating performance.

The following table reconciles EBITDA and adjusted EBITDA to net income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,281	$812	$25,768	$5,006
Adjustments: Depreciation and amortization	11,473	5,907	30,837	15,499
Interest expense	10,630	6,474	28,353	17,545
Interest income	(397)	(274)	(1,427)	(791)
Income tax expense (benefit)	(134)	(430)	1,540	(589)
Discontinued operations(1)	1,719	497	1,427	1,119

EBITDA	25,572	12,986	86,498	37,789
Adjustments: Loss on early extinguishment of debt	—	—	996	—
Gain on sale of hotel properties	(1,916)	—	(9,343)	—

Adjusted EBITDA	$23,656	$12,986	$78,151	$37,789

(1)	reflects depreciation and amortization, interest expense and income taxes included in discontinued operations

The calculation of FFO available to common stockholders, adjusted FFO available to common stockholders, and adjusted EBITDA may vary from entity to entity, and as such, the presentation of these non-GAAP financial measures by us may not be comparable to FFO available to common stockholders, adjusted FFO available to common stockholders, and adjusted EBITDA reported by other REITs.

Sources and Uses of Cash

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the nine months ended September 30, 2006, net cash provided by operating activities was approximately $53.2 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the nine months ended September 30, 2006, net cash used in investing activities was approximately $291.0 million, including approximately $338.2 million to purchase the 673-room Nashville Renaissance hotel in Nashville, Tennessee, the 240-room Melrose hotel in Washington, DC, the 585-room Pointe Hilton Tapatio Cliffs resort in Phoenix, Arizona, the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland, and the 444-room Ritz-Carlton Atlanta Downtown hotel in Atlanta, Georgia. We also used approximately $37.5 million in improvements and additions to our hotel properties, the majority of which was used for major renovations taking place at the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, and the recently sold Marriott Mount Laurel hotel and Barceló Tucancun Beach resort. Offsetting the aforementioned cash payments was approximately $71.6 million of net sales proceeds received related primarily to the sale of the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort on June 29, 2006 and August 31, 2006, respectively.

For the nine months ended September 30, 2006, net cash provided by financing activities was approximately $203.2 million. In March 2006, we completed an underwritten public offering and sold 7,300,000 shares of common stock, generating net proceeds after deducting underwriting discounts and offering expenses of approximately $88.1 million. We also issued 681,275 shares of common stock as a result of our IPO lead managing underwriter’s exercises of warrants, generating proceeds of approximately $6.8 million. We generated $142.3 million from the issuance of mortgage loans secured by the Westin Princeton at Forrestal Village hotel, the Nashville Renaissance hotel, and the Pointe Hilton Tapatio Cliffs resort. In February 2006, we closed on an unsecured revolving credit facility and borrowed $100 million immediately to extinguish our term loan facility. Since then, we have made net repayments of $6 million on the revolving credit facility. We also used approximately $32.3 million to pay dividends to common and preferred stockholders.

In August 2006, we finalized the settlement of our insurance claim relating to the damages caused by Hurricane Wilma at the 332-room Barceló Tucancun Beach resort in Cancun, Mexico for a total of approximately $9.0 million in proceeds, all of which has been received.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of approximately $30.2 million and restricted cash of approximately $19.2 million. As of October 31, 2006, we had approximately $26.0 million of cash and cash equivalents and $46 million of remaining borrowing capacity under our $150 million revolving credit facility. We have the ability to raise additional capital by either issuing mortgage loans on our unencumbered hotel properties or contributing them into the borrowing base of our revolving credit facility and, therefore, increasing our borrowing capacity. We intend to invest our remaining cash and cash equivalents and additional capacity under the revolving credit facility in hotel properties, either through planned renovations or new hotel acquisitions.

In December 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of September 30, 2006, we had equity securities with a maximum aggregate offering price of approximately $213 million available to issue.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at September 30, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$76,165	$1,924	$3,748	$3,715	$66,778
Mortgage loans, including interest	700,415	38,691	88,716	252,234	320,774
Mezzanine loan, including interest	34,358	2,411	4,822	27,125	—
Revolving credit facility, including interest(2)	114,728	8,578	106,150	—	—

	$925,666	$51,604	$203,436	$283,074	$387,552

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under our ground and building lease agreements. Additional and percentage rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future.
(2)	Assumes no additional borrowings under the revolving credit facility and interest payments based on the interest rate in effect as of September 30, 2006.

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

Stock-Based Compensation—From time-to-time, we grant restricted stock awards to employees. To-date, we have granted three types of restricted stock awards: (1) awards that vest solely on continued employment (time-based awards); (2) awards that vest based on us achieving specified levels of funds from operations (FFO) and continued employment (performance-based awards); and (3) awards that vest based on us achieving specified levels of relative total shareholder return and continued employment (market-based awards).

We measure stock-based compensation expense for the restricted stock awards based on the fair value of the awards on the date of grant. The fair value of time-based awards and performance-based awards is determined based on the average trading price of our common stock on the date of grant. The fair value of market-based awards is determined using a Monte Carlo simulation performed by a third-party valuation specialist. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of our common stock and the common stock of our peer group, a risk-free rate of return, and an expected term.

For time-based awards, stock-based compensation expense is recognized on a straight-line basis over the life of the entire award. For market-based awards, stock-based compensation expense is recognized over the requisite service period for each award. The requisite service period for the market-based awards is derived from the Monte Carlo simulation. For both time-based awards and market-based awards, once the total amount of stock-based compensation expense is determined on the date of the grant, no adjustments are made to the amount recognized each period. Similar to market-based awards, stock-based compensation expense for performance-based awards is recognized over the requisite service period for each award. However, unlike time-based awards and market-based awards, the amount of stock-based compensation expense, if any, recognized each period is based on whether the performance measure is expected to be met. For all three types of awards, no compensation cost is recognized for awards for which employees do not render the requisite service.

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

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of September 30, 2006, $532.1 million or 84% of our $636.8 million of long-term debt was fixed. Another $60.9 million was effectively fixed, as a result of interest rate swaps that fix the interest rates on our variable-rate mortgage loan and $50 million borrowed under our revolving credit facility. The remaining $44.0 million borrowed under our revolving credit facility as of September 30, 2006 was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $17.1 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.4 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.4 million annually. This assumes that the amount outstanding under our revolving credit facility remains at $94 million, the balance at September 30, 2006, and we continue to fix the interest rate on $50 million of the $94 million through the use of an interest rate swap.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock within the third quarter of the year ending December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006—July 31, 2006	—	—	—	—
August 1, 2006—August 31, 2006	—	—	—	—
September 1, 2006—September 30, 2006	4,344	$14.44	n/a	n/a

Total	4,344	$14.44	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted shares of restricted common stock the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The shares of common stock purchased in September 2006 related to such repurchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

3.3.1	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.3.2	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.3.3	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

3.3.4	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: November 7, 2006	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)