Form 10-K
period 2006-12-31
HIGHLAND HOSPITALITY CORP
filed 2007-02-28
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 001-31906

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $808,783,000, based on the closing price reported on the New York Stock Exchange. As of February 23, 2007, there were 61,414,744 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

Item 1.    Business

Overview

Highland Hospitality Corporation is a self-advised real estate investment trust (“REIT”) that was incorporated in the state of Maryland and owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. We commenced operations on December 19, 2003 when we completed our initial public offering (“IPO”) and concurrently acquired our first three hotel properties. As of February 27, 2007, we owned 27 hotel properties with 8,382 rooms located in 14 states and the District of Columbia.

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

Our corporate office is located at 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102. Our telephone number is (703) 336-4901.

Recent Investment Activity

During 2006 and early 2007, we acquired the following six hotel properties for an aggregate purchase price of approximately $381.1 million:

•	in February 2006, the 673-room Nashville Renaissance hotel, a full-service upscale hotel located in Nashville, Tennessee, for a purchase price of approximately $80.3 million;

•	in March 2006, the 240-room Melrose hotel, an independent full-service hotel located in Washington, DC, for a purchase price of approximately $77.0 million;

•	in March 2006, the 585-room Pointe Hilton Tapatio Cliffs resort, an upscale all-suite resort located in Phoenix, Arizona, for a purchase price of approximately $81.9 million;

•	in June 2006, the 210-room Courtyard Gaithersburg Washingtonian Center hotel, an upscale limited-service hotel located in Gaithersburg, Maryland, for a purchase price of approximately $30.1 million;

•	in September 2006, the 444-room Ritz-Carlton Atlanta Downtown hotel, a full-service luxury hotel located in Atlanta, Georgia, for a purchase price of approximately $77.4 million; and

•	in February 2007, the 143-room Crowne Plaza Chicago-Silversmith hotel, a full-service upscale hotel located in Chicago, Illinois, for a purchase price of approximately $34.5 million.

Also during 2006, we disposed of the following two hotel properties for aggregate net sales proceeds of approximately $70.3 million:

•	in June 2006, the 283-room Marriott Mount Laurel hotel, located in Mount Laurel, New Jersey, for net sales proceeds of approximately $31.8 million; and

•	in August 2006, the 332-room Barceló Tucancun Beach resort, located in Cancun, Mexico, for net sales proceeds of approximately $38.5 million.

Business Strategy

We intend to evaluate our portfolio on a regular basis to determine if our hotel properties continue to satisfy our current investment criteria. We believe that the following investment criteria and strategies promote our continued growth and our total return to stockholders:

Diversification—We seek to invest in and maintain a diversified hotel portfolio by brand, management company, and product mix.

All five major brand companies in the United States (Marriott, Hilton, Hyatt, Starwood and Intercontinental) offer highly regarded upscale and upper-upscale brands which fit well within our acquisition strategy. We believe that a portfolio diversified by brand both mitigates risk in the event that certain brand becomes out of favor and also provides us leverage in negotiating hotel management and license agreements. Additionally, we believe that diverse brand relationships create value opportunities and pipeline potential through referrals of acquisition opportunities from the brand management and franchise management teams. The following chart reflects our hotel property rooms by brand as of February 27, 2007:

We believe that employing and retaining a diverse mix of quality management companies provides us with the ability to drive value with our preferred manager (Crestline Hotels and Resorts, Inc.) and other third party management companies. Diversification in our management companies allows us to diversify the risk of strategic or management direction changes in a certain management company and allows us to compare revenue and operating metrics, cost control initiatives, and other benchmarking strategies. The following chart reflects our hotel property rooms by management company as of February 27, 2007:

Finally, we believe that a broad range of product types, including both full-service and limited-service hotels, along with corporate, convention and resort hotels, and urban and suburban locations, is necessary to avoid a concentrated risk in any certain product type.

External Growth—We seek to focus our future investments in the top 25 metropolitan statistical areas (“MSAs”) in the United States. Specifically, we invest in upscale full-service, premium limited-service and extended-stay hotels located in major convention, business, resort and airport markets. We believe that these types of hotels currently offer the opportunity for better risk-adjusted returns than hotels in other sectors in the industry. As of February 27, 2007, approximately 67% of our hotel rooms were located in the top 25 MSA markets. Within our target sectors, we seek to acquire hotel properties that have superior locations within their respective markets, are in markets with high barriers-to-entry, are market leaders or are new, or relatively new, properties and well maintained. We also consider investments in hotel properties that possess sound operating fundamentals but are underperforming in their respective markets and would benefit from renovation, re-branding or a change in management.

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

In addition, on occasion, we will seek to invest in individual independent hotels located in certain urban areas of the top 25 MSAs in the United States. While the national brands mentioned above provide for a significant contribution of revenue through brand loyalty programs, national sales and other marketing programs, we believe that hotels of up to 250 rooms in top gateway markets are not necessarily in need of a brand marketing program to be successful. In certain cases, we believe that an independent hotel can produce a higher yield by taking advantage of today’s independent internet search and booking engines, along with third party websites, without paying royalty fees on all room revenues.

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

•	New management—we consider hotel properties that are underperforming due to poor management where we can acquire the properties at an attractive price and replace management with qualified managers.

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

Strategic Alliance Agreement

On December 19, 2003, we entered into a seven-year strategic alliance agreement with Barceló Crestline Corporation (“Barceló Crestline”) pursuant to which (i) Barceló Crestline agrees to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries, other than opportunities that primarily relate to third-party management arrangements offered to Barceló Crestline, and (ii) we agree to offer Barceló Crestline or its subsidiaries the right to manage hotel properties that we acquire in the United States, unless (a) a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage the acquired hotel, or (b) the hotel is encumbered by a management agreement that would extend beyond the date of our acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee). Crestline Hotels & Resorts, Inc., which is a wholly owned subsidiary of Barceló Crestline, currently manages 15 of our 27 hotel properties.

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

Franchise Agreements

Of our 27 hotel properties, 14 currently operate pursuant to franchise agreements from national hotel companies. The initial terms of our franchise agreements are generally 20 to 30 years. Ten of our hotel properties are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these ten hotel properties allow the hotel property to operate under the respective brand. With respect to our other three hotel properties, The Churchill hotel, The Melrose hotel, and The Silversmith hotel operate as independent hotels.

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

Employees

As of February 27, 2007, we employed 16 persons, all of whom work at our corporate office in McLean, Virginia. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the TRS lessees to operate such hotels.

Executive Officers

The following table lists our executive officers as of February 27, 2007:

Name	Age	Position
James L. Francis	44	President, Chief Executive Officer and Director
Tracy M.J. Colden	45	Executive Vice President, General Counsel and Secretary
Patrick W. Campbell	44	Executive Vice President and Chief Investment Officer
Douglas W. Vicari	47	Executive Vice President and Chief Financial Officer

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

Douglas W. Vicari is our Executive Vice President and Chief Financial Officer, a position he has held since September 2003. From August 1998 to July 2003, Mr. Vicari served as Senior Vice President and Chief Financial Officer of Prime Hospitality Corporation.

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

Our taxable REIT subsidiary lessees are subject to federal, state and local income taxes.

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

Notwithstanding our status as a REIT, we are subject, through our ownership interest in our Operating Partnership and HHC TRS Holding Corporation, to certain U.S. federal, state and local taxes on our income and property. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. While we will undertake sales of assets if those assets become inconsistent with our long-term strategic or return objectives, we do not believe that those sales should be considered prohibited transactions, but there can be no assurance that the IRS would not contend otherwise. The need to avoid prohibited transactions could cause us to forego or defer sales of properties that might otherwise be in our best interest to sell.

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

We depend on the efforts and expertise of our President and Chief Executive Officer, our Executive Vice President and Chief Investment Officer, our Executive Vice President, General Counsel and Corporate Secretary and our Executive Vice President and Chief Financial Officer to manage our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

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

There were conflicts of interest relating to the negotiation of the agreements pursuant to which we acquired interests in our three initial properties from Barceló Crestline. Bruce D. Wardinski, our chairman, was also the President and Chief Executive Officer of Barceló Crestline and served on an advisory committee of Barceló Corporación Empresarial, S.A., the parent company of Barceló Crestline. James L. Francis, another director and our President and Chief Executive Officer, was also the Chief Operating Officer and Chief Financial Officer of Barceló Crestline. In addition, two of our other senior executive officers were employees of Barceló Crestline at the time we negotiated and executed our agreements with Barceló Crestline to acquire our three initial properties, all of which are managed by a wholly owned subsidiary of Barceló Crestline under management contracts with our TRS lessees. Since then, subsidiaries of Barceló Crestline have also entered into similar agreements with our subsidiaries to manage 12 of our other 24 hotel properties. As a result, the agreements pursuant to which we acquired our initial properties and Barceló Crestline has agreed to manage the properties were not negotiated in an arm’s-length manner and the terms may be less favorable to us than we could have received from a third party.

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

Under the terms of the management agreements that we have entered into with these management companies to date, our ability to participate in operating decisions regarding the hotels is limited. We depend on these independent management companies to adequately operate our hotels as provided in the management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, or RevPAR, and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. We can only seek redress if a management company violates the terms of the applicable management agreement with a TRS lessee, and then only to the extent of the remedies provided for under the terms of the management agreement. As a result, failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

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

Our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of national, regional and local economic and market conditions;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in detail below.

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

The threat of terrorism has harmed the hotel industry generally and these harmful effects may continue or worsen, particularly if there are further terrorist events.

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

The attacks of September 11, 2001 had a dramatic adverse impact on business and leisure travel, hotel occupancy and RevPAR. While there have been recent improvements, the uncertainty associated with the continuing war on terrorism, the U.S.-led military action in Iraq and Afghanistan, and the possibility of future attacks may negatively affect business and leisure travel patterns and, accordingly, the performance of our business.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•

civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001.

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

We have an unsecured revolving credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $200 million. The facility matures on February 23, 2009 and has a one-year extension option. The facility contains financial covenants that could limit our ability to pay dividends on our common stock. Under the terms of the facility, provided no event of default has occurred, we may pay dividends on, or repurchase, shares of our common stock so long as the payments, together with the previous such cash payments in the same fiscal year, are not in excess of the greater of (i) 95% of our funds from operations during such fiscal year, and (ii) the amount required (on an annualized basis) for us to maintain our status as a REIT. The facility’s financial covenants could adversely affect our financial condition.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

As of February 27, 2007, we owned the following 27 hotel properties:

Property	Number of Rooms	Location
Full Service:
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA
Nashville Renaissance	673	Nashville, TN
Sugar Land Marriott and Conference Center	300	Sugar Land, TX
Plaza San Antonio Marriott	252	San Antonio, TX
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX
Omaha Marriott	299	Omaha, NE
Ritz-Carlton Atlanta Downtown	444	Atlanta, GA
Hyatt Regency Savannah	351	Savannah, GA
Hyatt Regency Wind Watch Long Island	358	Hauppauge, NY
Hilton Tampa Westshore	238	Tampa, FL
Hilton Parsippany	509	Parsippany, NJ
Hilton Boston Back Bay	385	Boston, MA
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA
Sheraton Annapolis	196	Annapolis, MD
Westin Princeton at Forrestal Village	294	Princeton, NJ
Wyndham Palm Springs	410	Palm Springs, CA
The Churchill	144	Washington, DC
The Melrose	240	Washington, DC
The Silversmith	143	Chicago, IL

	7,056

Limited Service:
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA
Hilton Garden Inn BWI Airport	158	Linthicum, MD
Courtyard Savannah Historic District	156	Savannah, GA
Courtyard Boston Tremont	315	Boston, MA
Courtyard Denver Airport	202	Denver, CO
Courtyard Gaithersburg Washingtonian Center	210	Gaithersburg, MD

	1,217

Extended Stay:
Residence Inn Tampa Downtown	109	Tampa, FL

Total number of rooms	8,382

Item 3.    Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “HIH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the New York Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2005
First Quarter	$11.10	$10.05
Second Quarter	$11.13	$10.24
Third Quarter	$12.12	$10.25
Fourth Quarter	$11.05	$9.95
Year Ended December 31, 2006
First Quarter	$12.90	$10.82
Second Quarter	$14.08	$11.87
Third Quarter	$14.87	$13.16
Fourth Quarter	$14.97	$13.12
Year Ending December 31, 2007
First Quarter (through February 23, 2007)	$17.29	$14.00

The closing price of our common stock on the New York Stock Exchange on February 23, 2007 was $16.86 per share.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (excluding net capital gains). For federal income tax purposes, distributions that we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxable composition of distributions paid during the preceding year. The following characterizes distributions paid per common share and preferred share for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	$	%	$	%	$	%
Common shares
Ordinary income	$.4415	65.90%	$.3042	54.33%	$.1767	80.31%
Return of capital	.0975	14.55%	.2558	45.67%	.0433	19.69%
Capital gain distribution	.1310	19.55%	—	—	—	—

	$.6700	100.00%	$.5600	100.00%	$.2200	100.00%

Series A preferred shares(1)
Ordinary income	$1.5183	77.12%	$.1859	100.00%
Return of capital	—	—	—	—
Capital gain distribution	.4504	22.88%	—	—

	$1.9688	100.00%	$.1859	100.00%

(1)	per share amounts may not add due to rounding.

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

Stockholder Information

As of February 16, 2007, there were 31 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.9% of the outstanding common shares.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock within the fourth quarter of the year ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006—October 31, 2006	2,250	$14.00	n/a	n/a
November 1, 2006—November 30, 2006	4,294	$13.53	n/a	n/a
December 1, 2006—December 31, 2006	40,950	$13.83	n/a	n/a

Total	47,494	$13.81	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees, who have been issued shares of restricted common stock, the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The shares of common stock purchased in the fourth quarter 2006 related to such repurchases.

Item 6.    Selected Financial Data

The following table sets forth selected historical financial data for Highland Hospitality Corporation beginning with its commencement of operations on December 19, 2003. Prior to December 19, 2003, the table sets forth selected historical financial data for Portsmouth Hotel Associates, LLC, which was acquired by us concurrent with the completion of our IPO on December 19, 2003. Portsmouth Hotel Associates, LLC, which leases the Portsmouth Renaissance hotel and conference center, was owned 66.7% by Barceló Crestline, which was the sponsor of our formation and IPO. Portsmouth Hotel Associates, LLC is considered the predecessor to Highland Hospitality Corporation for accounting purposes.

The selected historical financial data for Highland Hospitality Corporation for the years ended December 31, 2006, 2005 and 2004 and the period from December 19, 2003 through December 31, 2003, and the selected historical financial data for Portsmouth Hotel Associates, LLC for the period from January 1, 2003 through December 18, 2003 and the year ended December 31, 2002 have been derived from the historical financial statements of Highland Hospitality Corporation and Portsmouth Hotel Associates, LLC. The following selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto, both included elsewhere in this Form 10-K (in thousands, except per share data).

	Highland Hospitality Corporation				The Predecessor
	Year Ended December 31,			Period From December 19, 2003 to December 31, 2003	Period From January 1, 2003 to December 18, 2003	Year Ended December 31, 2002
	2006	2005	2004
Statement of Operations Data:
Revenues	$422,588	$238,767	$130,971	$683	$10,656	$10,881
Hotel operating expenses, excluding depreciation and amortization	301,068	174,253	99,516	760	9,110	9,182
Depreciation and amortization	43,341	22,845	11,449	108	670	679
Corporate general and administrative	15,092	9,667	9,536	2,894	—	—
Operating income (loss)	63,087	32,002	10,470	(3,079)	876	1,020
Interest income	1,839	1,819	1,206	65	4	17
Interest expense	38,929	24,683	8,406	—	987	967
Income (loss) from continuing operations	21,984	8,873	4,209	(2,673)	(107)	70
Income from discontinued operations	10,891	800	57	—	—	—
Net income (loss)	32,875	9,673	4,266	(2,673)	(107)	70
Net income (loss) available to common stockholders	26,575	8,046	4,266	(2,673)	(107)	70
Net income (loss) per common share:
Basic:
Continuing operations	.26	.16	.10	(.07)	—	—
Discontinued operations	.19	.02	—	—	—	—
Net income available to common stockholders(1)	.45	.18	.10	—	—	—
Diluted:
Continuing operations	.26	.16	.10	(.07)	—	—
Discontinued operations	.19	.02	—	—	—	—
Net income available to common stockholders(1)	.44	.18	.10	—	—	—

Other Financial Data:
Adjusted FFO available to common stockholders(2)	62,702	32,104	15,830	(2,565)	563	749
Adjusted EBITDA(3)	108,641	57,157	21,967	(2,907)	1,546	1,699
Net cash provided by (used in):
Operating activities	82,486	34,248	22,609	568	(89)	880
Investing activities	(307,643)	(356,787)	(470,617)	(137,934)	(396)	(99)
Financing activities	197,698	311,819	297,859	362,996	(555)	(297)

(1)	per share amounts may not add due to rounding.

	Highland Hospitality Corporation As of December 31,				The Predecessor As of December 31, 2002
	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$37,302	$64,761	$75,481	$225,630	$1,975
Investment in hotel properties, net	1,207,812	910,532	578,715	147,562	11,090
Total assets	1,313,197	1,056,831	724,641	379,488	13,717
Long-term debt	646,432	494,799	342,854	—	12,040
Minority interest in operating partnership	4,497	4,500	8,321	8,457	—
Total stockholders’ equity	605,637	524,324	347,478	355,263	650

(2)

Adjusted FFO available to common stockholders—Adjusted FFO available to common stockholders is defined as net income (loss) available to common stockholders, excluding depreciation and amortization, gains (losses) on sales of hotel properties, and certain other non-recurring items. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Accordingly, we believe that adjusted FFO available to common stockholders is a useful financial measure for investors and management because it provides another indication of our performance, excluding real estate related depreciation and amortization. We also exclude gains (losses) on sales of hotel properties and certain other non-recurring items, such as gains (losses) on early extinguishments of debt, from net income (loss) available to common stockholders because we believe that by excluding non-recurring items, investors and management are provided a more comparable financial measure of our operating performance.

The following table reconciles adjusted FFO available to common stockholders to net income (loss) available to common stockholders (in thousands):

	Highland Hospitality Corporation				The Predecessor
	Year Ended December 31,			Period From December 19, 2003 to December 31, 2003	Period From January 1, 2003 to December 18, 2003	Year Ended December 31, 2002
	2006	2005	2004
Net income (loss) available to common stockholders	$26,575	$8,046	$4,266	$(2,673)	$(107)	$70
Adjustments:
Depreciation and amortization	43,341	22,845	11,449	108	670	679
Depreciation and amortization from discontinued operations	1,032	1,213	115	—	—	—
Gain on sale of hotel properties	(9,242)	—	—	—	—	—

FFO available to common stockholders	61,706	32,104	15,830	(2,565)	563	749
Adjustment:
Loss on early extinguishment of debt	996	—	—	—	—	—

Adjusted FFO available to common stockholders	$62,702	$32,104	$15,830	$(2,565)	$563	$749

(3)    Adjusted EBITDA—EBITDA is defined as net income before interest, income taxes and depreciation and amortization. We believe it is a useful financial measure for investors and management because it provides an indication of the operating performance of our hotel properties and is not impacted by our capital structure. We further adjust EBITDA to exclude gains (losses) on sales of hotel properties and certain other non-recurring items, such as gains (losses) on early extinguishments of debt, because we believe that by excluding non-recurring items, investors and management are provided a more comparable financial measure of our operating performance.

The following table reconciles adjusted EBITDA to net income (loss) (in thousands):

	Highland Hospitality Corporation				The Predecessor
	Year Ended December 31,			Period From December 19, 2003 to December 31, 2003	Period From January 1, 2003 to December 18, 2003	Year Ended December 31, 2002
	2006	2005	2004
Net income (loss)	$32,875	$9,673	$4,266	$(2,673)	$(107)	$70
Adjustments:
Depreciation and amortization	43,341	22,845	11,449	108	670	679
Interest expense	38,929	24,683	8,406	—	987	967
Interest income	(1,839)	(1,819)	(1,206)	(65)	(4)	(17)
Income tax expense (benefit)	2,731	114	(1,040)	(277)	—	—
Discontinued operations(1)	951	1,661	92	—	—	—

EBITDA	116,988	57,157	21,967	(2,907)	1,546	1,699
Adjustments:
Loss on early extinguishment of debt	996	—	—	—	—	—
Gain on sale of hotel properties	(9,343)	—	—	—	—	—

Adjusted EBITDA	$108,641	$57,157	$21,967	$(2,907)	$1,546	$1,699

(1)	reflects depreciation and amortization, interest expense and income taxes included in discontinued operations

The calculation of adjusted FFO available to common stockholders and adjusted EBITDA may vary from entity to entity, and as such, the presentation of these non-GAAP financial measures by us may not be comparable to adjusted FFO available to common stockholders and adjusted EBITDA reported by other REITs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that was incorporated in the state of Maryland and owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired our first three hotel properties. As of December 31, 2006, we owned the following 26 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	358	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	315	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	509	Parsippany, NJ	August 19, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005
Nashville Renaissance	673	Nashville, TN	February 24, 2006
The Melrose	240	Washington, DC	March 15, 2006
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ	March 16, 2006
Courtyard Gaithersburg Washingtonian Center.	210	Gaithersburg, MD	June 1, 2006
Ritz-Carlton Atlanta Downtown	444	Atlanta, GA	September 22, 2006

Total number of rooms	8,239

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

Executive Summary of 2006 Events

2006 was another good year for the U.S. lodging industry. Demand growth for hotel rooms continued to outpace supply growth. According to Smith Travel Research, industry-wide RevPAR increased 7.5% for the full year, including increases of 7.4% and 8.5% for the upper upscale and upscale segments, respectively, where we are focused. Occupancy for both the upper upscale and upscale segments was in the 70-71% range, which resulted in the ability of hotel operators to increase room rates. The strength of the U.S. economy and corporate profits resulted in continued strong group and business transient demand. In 2007, we expect positive trends to continue. We believe that we will continue to see very solid business transient demand supported by healthy corporate profits which will continue to allow for pricing power in our revenue equation. And while leisure demand may not be as robust as business demand, similar to 2006, we expect it to track economic growth with lower gas prices and stable interest rates supporting the strength of the consumer.

2006 was an even better year for Highland Hospitality, in which we achieved above-industry increases in RevPAR and hotel profitability. For 2006, our comparable hotel portfolio and total hotel portfolio experienced RevPAR increases of 13.2% and 11.2%, respectively, and hotel operating margins increases of 250 basis points and 320 basis points, respectively. In addition, our 2006 adjusted FFO per share (a key financial measure used by both management and investors) increased 44% from 2005. Much of the increase in these financial measures can be attributed to the hotel properties that we renovated and repositioned during 2004 and 2005, including the Hyatt Regency Savannah hotel, the Plaza San Antonio Marriott hotel, the Crowne Plaza Atlanta-Ravinia hotel and the Courtyard Boston Tremont hotel. Although we don’t expect to be able to maintain such significant increases in 2007, we do still expect to outpace our peer group in terms of RevPAR growth and FFO per share growth.

With respect to our hotel investments, we started 2006 where we left off in 2005 by focusing on hotel acquisitions located in the top 25 MSAs in the United States. During 2006, we acquired five hotel properties for approximately $346.6 million, including the 673-room Nashville Renaissance hotel in Nashville, Tennessee, the 240-room Melrose hotel in Washington, DC, the 585-room Pointe Hilton Tapatio Cliffs resort in Phoenix, Arizona, the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland, and the 444-room Ritz-Carlton Atlanta Downtown hotel in Atlanta, Georgia. During 2006, we also disposed of two non-strategic hotel properties, the Barceló Tucancun Beach resort and the Marriott Mount Laurel hotel, which provided us net sales proceeds of approximately $70.3 million. We continue to seek to selectively acquire high-quality assets located in major, high barrier-to-entry markets with strong current yields and solid bottom-line growth potential. Although the acquisition environment remains challenging and competitive, we still believe there are opportunities for us to deploy capital in 2007.

We continue to maintain a prudent capital structure. During 2006, we replaced our term loan facility with a revolving credit facility, providing additional borrowing capacity, financial flexibility, and improved pricing. We also took advantage of the continued favorable debt environment and obtained approximately $142.2 million of mortgage financing. In March 2006, we completed an underwritten public offering and raised approximately $88.1 million. As of December 31, 2006, our debt-to-total asset ratio was approximately 50% and our average cost of borrowing was 6.33%.

Results of Operations

On June 29, 2006, we sold the Marriott Mount Laurel hotel for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million. On August 31, 2006, we sold the Barceló Tucancun

Beach resort for net sales proceeds of approximately $38.5 million and recognized a net gain of approximately $1.8 million. The results of operations for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort have been reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.

Comparison of Years Ended December 31, 2006 and 2005

Results of operations for the year ended December 31, 2006 include the operating activity of 21 hotels for a full year and seven hotels for a partial year. Results of operations for the year ended December 31, 2005 include the operating activity of 17 hotels for a full year and six hotels for a partial year (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the year ended December 31, 2006 versus the prior year are not meaningful.

Revenues—Total revenue for the year ended December 31, 2006 was $422.6 million, as compared to $238.8 million for the prior year. Total revenue for the year ended December 31, 2006 included rooms revenue of $278.7 million, food and beverage revenue of $123.2 million, and other revenue of $20.7 million. Total revenue for the year ended December 31, 2005 included rooms revenue of $156.4 million, food and beverage revenue of $73.5 million, and other revenue of $8.9 million.

For the year ended December 31, 2006, we assessed the performance of our hotel portfolio based on two groupings: total hotel portfolio and comparable hotel portfolio. The total hotel portfolio includes all our hotel properties, excluding the sold Barceló Tucancun Beach resort and Marriott Mount Laurel hotel and the newly developed Courtyard Gaithersburg Washingtonian Center hotel. The comparable hotel portfolio includes hotel properties owned as of January 1, 2005, as well as the Sheraton Annapolis hotel which was acquired on February 4, 2005. Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the years ended December 31, 2006 and 2005. Since eight of our hotels owned as of December 31, 2006 were acquired at various times during 2005 and 2006, the key operating metrics for the total hotel portfolio reflect the results of operations of those eight hotels under previous ownership for either a portion of, or the entire, year ended December 31, 2005.

	Year Ended December 31,
	2006			2005 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Total Hotel Portfolio (25 hotels)	71.7%	$141.50	$101.43	70.0%	$130.34	$91.24
Comparable Hotel Portfolio (17 hotels)(1)	71.1%	$132.15	$94.00	69.1%	$120.17	$83.05

(1)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the year ended December 31, 2006, RevPAR for our total hotel portfolio increased 11.2% to $101.43 from the comparable pro forma period in 2005. Occupancy increased by 1.7 percentage points to 71.7%, while ADR increased by 8.6% to $141.50. For our comparable hotel portfolio, RevPAR increased 13.2% to $94.00 from the comparable pro forma period in 2005. Occupancy increased by 2.0 percentage points to 71.1%, while ADR increased by 10.0% to $132.15. The increase in RevPAR for the year ended 2006 versus 2005 was largely a result of significant RevPAR increases at our recently renovated hotels, including the Courtyard Boston Tremont hotel, the Hyatt Regency Savannah hotel, the Crowne Plaza Atlanta-Ravinia hotel, and the Plaza San Antonio Marriott hotel. In addition, both the Hilton Boston Back Bay hotel and the Courtyard Denver Airport hotel experienced RevPAR increases in excess of 15.0% during 2006.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2006 were $301.1 million, as compared to $174.3 million for the prior year. Direct hotel operating expenses for the year ended December 31, 2006 included rooms expenses of $61.3 million, food and beverage expenses of $83.0 million, and other direct expenses of $10.5 million. Direct hotel operating expenses for the year ended December 31, 2005 included rooms expenses of $35.7 million, food and beverage expenses of

$49.4 million, and other direct expenses of $4.3 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the year ended December 31, 2006 were $146.3 million, as compared to $84.8 million for the prior year.

Hotel operating income and margins—Included in the following table is a comparison of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the years ended December 31, 2006 and 2005. The comparisons do not include the results of operations for the sold Barceló Tucancun Beach resort and Marriott Mount Laurel hotel or the newly developed Courtyard Gaithersburg Washingtonian Center hotel. Since eight of our hotels owned as of December 31, 2006 were acquired at various times during 2005 and 2006, the hotel operating income and hotel operating income margins for the total hotel portfolio reflect the results of operations of those eight hotels under previous ownership for either a portion of, or the entire, year ended December 31, 2005.

	Year Ended December 31,
	2006		2005 (Pro Forma)
	$(1)	%(2)	$(1)	%(2)
Total Hotel Portfolio (25 hotels)	$120.4	28.8%	$97.7	25.6%
Comparable Hotel Portfolio (17 hotels)(3)	$75.1	29.9%	$61.6	27.4%

(1)	In millions
(2)	Percentage of hotel revenue
(3)	Includes hotel properties owned on January 1, 2005, as well as the Sheraton Annapolis hotel acquired on February 4, 2005.

For the year ended December 31, 2006, hotel operating income for our total hotel portfolio increased 23.3% to $120.4 million from the prior year and hotel operating income margins increased by 3.2 percentage points to 28.8%. For our comparable hotel portfolio, hotel operating income increased 21.9% to $75.1 million from the prior year and hotel operating income margins increased by 2.5 percentage points to 29.9%. The significant increase in hotel operating income and margins for the year ended December 31, 2006 versus the prior year was largely a result of significant operating income increases at our recently renovated hotels, including the Hyatt Regency Savannah hotel, the Courtyard Boston Tremont hotel, the Crowne Plaza Atlanta-Ravinia hotel, and the Plaza San Antonio Marriott hotel. In addition, several of the hotels that we acquired in the last 15 months experienced significant operating income increases, including the Hilton Boston Back Bay hotel, the Nashville Renaissance hotel, the Pointe Hilton Tapatio Cliffs resort, and The Melrose hotel.

Depreciation and amortization—Depreciation and amortization expense for the year ended December 31, 2006 was $43.3 million, as compared to $22.8 million for the prior year. The increase in depreciation and amortization expense in 2006 versus 2005 was directly attributable to the increase in investment in hotel properties over the two-year period.

Corporate general and administrative—Total corporate general and administrative expenses for the year ended December 31, 2006 were $15.1 million, as compared to $9.7 million for the prior year. Included in corporate general and administrative expenses for the years ended December 31, 2006 and 2005 was $6.4 million and $3.2 million, respectively, of non-cash stock-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in corporate franchise tax expense, due to the mix of states in which we own hotels, an increase in employee salaries and bonuses, and additional stock-based compensation expense related to restricted stock awards granted in May 2006.

Interest income—Interest income was $1.8 million for the years ended December 31, 2006 and 2005.

Interest expense—Interest expense for the year ended December 31, 2006 was $38.9 million, as compared to $24.7 million for the prior year. The increase in interest expense in 2006 versus 2005 was directly attributable to the increase in outstanding long-term debt over the two-year period.

Income tax expense—Income tax expense for the year ended December 31, 2006 was $2.7 million, as compared to $0.1 million for the prior year. The increase in income tax expense for the year ended December 31, 2006 versus the prior year resulted primarily from an increase in taxable operating income incurred by our TRS.

Net income—Net income for the year ended December 31, 2006 was $32.9 million, as compared to $9.7 million for the prior year, due primarily to the items discussed above. Also contributing to the increase in net income for the year ended December 31, 2006 was $10.9 million of income from discontinued operations, including $9.2 million of net gain on sale of hotel properties, as compared to $0.8 million for the prior year.

Comparison of Years Ended December 31, 2005 and 2004

Results of operations for the year ended December 31, 2005 include the operating activity of 17 hotels for a full year and six hotels for a partial year. Results of operations for the year ended December 31, 2004 include the operating activity of five hotels for a full year and 12 hotels for a partial year (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the year ended December 31, 2005 versus the prior year are not meaningful.

Revenues—Total revenue for the year ended December 31, 2005 was $238.8 million, as compared to $131.0 million for the prior year. Total revenue for the year ended December 31, 2005 included rooms revenue of $156.4 million, food and beverage revenue of $73.5 million, and other revenue of $8.9 million. Total revenue for the year ended December 31, 2004 included rooms revenue of $84.1 million, food and beverage revenue of $41.5 million, and other revenue of $5.4 million.

For the year ended December 31, 2005, we assessed the performance of our hotel portfolio based on two groupings: stabilized portfolio and rebranded/renovated portfolio. The rebranded/renovated portfolio includes hotels that are currently going through, or have recently gone through, significant renovation and/or in the process of changing, or have recently changed, their franchise affiliation. The stabilized portfolio includes hotels that are not being disrupted by renovation or rebranding efforts. Included in the following table is a comparison of the key operating metrics for our hotel portfolio for the years ended December 31, 2005 and 2004. The comparison does not include results of operations for the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and The Churchill hotel, which were all acquired in 2005. Also excluded is the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort, which were sold during 2006, and accordingly, their results of operations have been reclassified to discontinued operations for both 2005 and 2004. Since 11 of the 17 hotels were acquired at various times during 2004, the key operating metrics for those 11 hotels reflect the results of operations of the hotels under previous ownership for a portion of the year ended December 31, 2004.

	Year Ended December 31,
	2005			2004 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Stabilized Portfolio (11 hotels)	75.1%	$114.86	$86.28	71.7%	$107.60	$77.15
Rebranded/Renovated Portfolio(6 hotels)	62.5%	$127.51	$79.64	69.5%	$119.33	$82.91
Comparable Portfolio (17 hotels)	69.1%	$120.26	$83.15	70.7%	$113.05	$79.87

For the year ended December 31, 2005, RevPAR for our stabilized hotels increased 11.8% to $86.28 from the prior year. Occupancy increased by 3.4 percentage points to 75.1%, while ADR increased by 6.7% to $114.86. For our rebranded/renovated hotels, RevPAR decreased 3.9% to $79.64 from the prior year. Occupancy decreased by 7.0 percentage points to 62.5%, while ADR increased by 6.8% to $127.51. For the comparable 17 hotels, RevPAR increased by 4.1% to $83.15 from the prior year. Occupancy decreased by 1.6 percentage points to 69.1%, while ADR increased by 6.4% to $120.26. Driving the increase in RevPAR for the stabilized hotels were the Hilton Tampa Westshore hotel, the Sugar Land Marriott hotel, the Hilton Garden Inn Virginia Beach Town Center hotel, and the Courtyard Denver Airport hotel, where each experienced double digit RevPAR growth for 2005. Although RevPAR for the rebranded/renovated hotels decreased for the full year 2005, as renovations were completed at four of our hotels during 2005, we began to see significant improvements in RevPAR for those hotels, attributed to higher ADRs we achieved as rooms came back on line.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the year ended December 31, 2005 were $174.3 million, as compared to $99.5 million for the prior year. Direct hotel operating expenses for the year ended December 31, 2005 included rooms expenses of $35.7 million, food and beverage expenses of $49.4 million, and other direct expenses of $4.3 million. Direct hotel operating expenses for the year ended December 31, 2004 included rooms expenses of $19.5 million, food and beverage expenses of $29.9 million, and other direct expenses of $3.1 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the year ended December 31, 2005 were $84.8 million, as compared to $47.0 million for the prior year.

Hotel operating income and margins—Included in the following table is a comparison of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the years ended December 31, 2005 and 2004. The comparison does not include results of operations for the Wyndham Palm Springs hotel, the Hilton Boston Back Bay hotel, the Westin Princeton at Forrestal Village hotel, and The Churchill hotel, which were all acquired in 2005. Also excluded is the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort, which were sold during 2006, and accordingly, their results of operations have been reclassified to discontinued operations for both 2005 and 2004. Since 11 of the 17 hotels were acquired at various times in 2004, the hotel operating income and hotel operating income margins for those 11 hotels reflect the results of operations of the hotels under previous ownership for a portion of the year ended December 31, 2004.

	Year Ended December 31,
	2005		2004 (Pro Forma)
	$(1)	%(2)	$(1)	%(2)
Stabilized Portfolio (11 hotels)	$36.1	30.2%	$27.8	25.8%
Rebranded/Renovated Portfolio (6 hotels)	$25.5	24.3%	$26.9	24.5%
Comparable Portfolio (17 hotels)	$61.5	27.4%	$54.8	25.1%

(1)	In millions
(2)	Percentage of hotel revenue

For the year ended December 31, 2005, hotel operating income for our stabilized hotels increased 29.6% to $36.1 million from the prior year and hotel operating income margins increased by 4.4 percentage points to 30.2%. For our rebranded/renovated hotels, hotel operating income decreased 5.5% to $25.5 million from the prior year and hotel operating income margins decreased by 0.2 percentage points to 24.3%. For the comparable 17 hotels, hotel operating income increased by 12.3% to $61.5 million from the prior year and hotel operating income margins increased by 2.3 percentage points to 27.4%. Driving the increase in hotel operating income and margins for the stabilized hotels were the Hilton Tampa Westshore hotel, the Sugar Land Marriott hotel, the Dallas/Fort Worth Airport Marriott hotel, and the Omaha Marriott hotel. Although hotel operating income for the rebranded/renovated hotels decreased for the full year 2005, as renovations were completed at four of our hotels during 2005, we began to see significant improvements in hotel operating income for those hotels, attributed to higher ADRs we achieved as rooms came back on line.

Depreciation and amortization—Depreciation and amortization expense for the year ended December 31, 2005 was $22.8 million, as compared to $11.4 million for the prior year. The increase in depreciation and amortization expense in 2005 versus 2004 was directly attributable to the increase in investment in hotel properties over the two-year period.

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

Interest expense—Interest expense for the year ended December 31, 2005 was $24.7 million, as compared to $8.4 million for the prior year. The increase in interest expense in 2005 versus 2004 was directly attributable to the increase in outstanding long-term debt over the two-year period.

Income tax expense—Income tax expense for the year ended December 31, 2005 was $0.1 million, as compared to an income tax benefit of $1.0 million for the prior year. Income tax expense for the year ended December 31, 2005 resulted primarily from taxable operating income incurred by our TRS, whereas the income tax benefit for the year ended December 31, 2004 resulted from taxable operating losses incurred by our TRS.

Net income—Net income for the year ended December 31, 2005 was $9.7 million, as compared to $4.3 million for the prior year, due primarily to the items discussed above. Also contributing to the increase in net income for the year ended December 31, 2005 was $0.8 million of income from discontinued operations, as compared to $0.1 million for the prior year.

Sources and Uses of Cash

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the year ended December 31, 2006, net cash provided by operating activities was $82.5 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations, including distributions to stockholders required to maintain our REIT status and our required debt service obligations.

For the year ended December 31, 2006, net cash used in investing activities was approximately $307.6 million, including approximately $338.2 million to purchase the 673-room Nashville Renaissance hotel in Nashville, Tennessee, the 240-room Melrose hotel in Washington, DC, the 585-room Pointe Hilton Tapatio Cliffs resort in Phoenix, Arizona, the 210-room Courtyard Gaithersburg Washingtonian Center hotel in Gaithersburg, Maryland, and the 444-room Ritz-Carlton Atlanta Downtown hotel in Atlanta, Georgia. We also used approximately $51.1 million for improvements and additions to our hotel properties, the majority of which was used for major renovations taking place at the Hilton Parsippany hotel, the Courtyard Boston Tremont hotel, and the sold Marriott Mount Laurel hotel and Barceló Tucancun Beach resort. Offsetting the aforementioned cash payments was approximately $71.6 million of net sales proceeds received related primarily to the sale of the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort on June 29, 2006 and August 31, 2006, respectively.

For the year ended December 31, 2006, net cash provided by financing activities was approximately $197.7 million. In March 2006, we completed an underwritten public offering and sold 7,300,000 shares of common stock, generating net proceeds after deducting underwriting discounts and offering expenses of approximately $88.2 million. We also issued 681,275 shares of common stock as a result of our IPO lead managing underwriter’s exercises of warrants, generating proceeds of approximately $6.8 million. We generated $142.3 million from the issuance of mortgage loans secured by the Westin Princeton at Forrestal Village hotel, the Nashville Renaissance hotel, and the Pointe Hilton Tapatio Cliffs resort. In February 2006, we closed on an unsecured revolving credit facility and borrowed $100 million immediately to extinguish our term loan facility. Since then, we have borrowed an additional net $4 million under the revolving credit facility. We also used approximately $45.2 million to pay dividends to common and preferred stockholders.

In August 2006, we finalized the settlement of our insurance claim relating to the damages caused by Hurricane Wilma at the 332-room Barceló Tucancun Beach resort in Cancun, Mexico for a total of approximately $9.0 million in proceeds, all of which has been received.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of approximately $37.3 million and restricted cash of approximately $22.3 million. As of February 23, 2007, after the acquisition of the Crowne Plaza Chicago-Silversmith hotel, we had approximately $28.0 million of cash and cash equivalents and $52 million of remaining borrowing capacity under our $200 million revolving credit facility. We have the ability to raise additional capital by obtaining mortgage loans on our unencumbered hotel properties. We intend to invest our remaining cash and cash equivalents and additional capacity under the revolving credit facility in hotel properties, either through planned renovations or new hotel acquisitions.

In December 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of December 31, 2006, we had equity securities with a maximum aggregate offering price of approximately $213 million available to issue.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$75,692	$1,930	$3,733	$3,715	$66,314
Capital leases, including interest	1,220	261	523	436	—
Mortgage loans, including interest	691,568	39,214	88,606	279,632	284,116
Mezzanine loan, including interest	33,755	2,411	4,822	26,522	—
Revolving credit facility, including interest(2)	121,038	7,872	113,166	—	—

	$923,273	$51,688	$210,850	$310,305	$350,430

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under our ground and building lease agreements. Additional and percentage rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future.
(2)	Assumes no additional borrowings under the revolving credit facility and interest payments based on the interest rate in effect as of December 31, 2006.

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

We measure stock-based compensation expense for the restricted stock awards based on the fair value of the awards on the date of grant. The fair value of time-based awards and performance-based awards is determined based on the average trading price of our common stock on the measurement date, which is generally the date of grant. The fair value of market-based awards is determined using a Monte Carlo simulation performed by a third-party valuation specialist. A Monte Carlo simulation requires the use of a number of assumptions, including historical volatility and correlation of our common stock and the common stock of our peer group, a risk-free rate of return, and an expected term.

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

New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We adopted the provisions of this interpretation effective for the first quarter of 2007. The adoption of FIN 48 did not have a material effect on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with the option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will adopt the provisions of SFAS 157 and SFAS 159 effective January 1, 2008. We do not anticipate that the adoption of the two statements will have a material impact on our results of operations, financial position, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of December 31, 2006, $530.8 million or 82% of our $646.6 million of long-term debt was fixed. Another $60.8 million was effectively fixed, as a result of interest rate swaps that fix the interest rates on our variable-rate mortgage loan and $50 million borrowed under our revolving credit facility. The remaining $54 million borrowed under our revolving credit facility as of December 31, 2006 was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $16.8 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $.5 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $.5 million annually. This assumes that the amount outstanding under our revolving credit facility remains at $104 million, the balance at December 31, 2006, and we continue to fix the interest rate on $50 million of the $104 million through the use of an interest rate swap.

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

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of Highland Hospitality Corporation have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective.

Changes in Internal Controls—No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting—See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Item 9B.    Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10.    Directors, Executive Officers and Corporate Governance

Information on our directors is incorporated by reference to our 2007 proxy statement. Information on our executive officers is included under the heading “Executive Officers” on page 10 of this report.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our 2007 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2007 proxy statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2007 proxy statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2007 proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-28.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at page F-29:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

3.3.1	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality L.P. (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.3.2	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.3.3	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

3.3.4	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K for the year ended December 31, 2005)

4.2	Articles Supplementary to Highland Hospitality Corporation’s Amended and Restated Articles of Incorporation relating to the 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K dated September 27, 2005)

4.3	Form of Certificate for 7.875% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2005)

10.1*	Highland Hospitality Corporation Amended and Restated 2003 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated May 23, 2006)

Exhibit Number	Description of Exhibit
10.1.1*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated May 23, 2006)

10.2*	Highland Hospitality Corporation Executive Deferred Compensation Plan, as amended through March 10, 2005 (incorporated by reference to Exhibit 10.20 to the registrant’s Form 10-K/A filed on April 21, 2005)

10.2.1*	First Amendment to Highland Hospitality Corporation Executive Deferred Compensation Plan

10.3*	Employment Agreement between Highland Hospitality Corporation and James L. Francis (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.3.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.2.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.3.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of May 23, 2006 (incorporated by reference to Exhibit 10.3.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.4*	Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.4.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.3.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.4.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of May 23, 2006 (incorporated by reference to Exhibit 10.4.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.5*	Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.5.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.4.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.5.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of May 23 2006 (incorporated by reference to Exhibit 10.5.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.6*	Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.6.1*	First Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of March 29, 2004 (incorporated by reference to Exhibit 10.5.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.6.2*	Second Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of May 23, 2006 (incorporated by reference to Exhibit 10.6.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.7	Strategic Alliance Agreement dated September 4, 2003 among Highland Hospitality Corporation, Highland Hospitality, L.P. and Barceló Crestline Corporation (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.8	Form of Management Agreement with Crestline Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Form 10-K for the year ended December 31, 2005)

Exhibit Number	Description of Exhibit
10.9	Form of Lease with taxable REIT subsidiaries (incorporated by reference to Exhibit 10.13 to the registrant’s Form 10-K for the year ended December 31, 2005)

10.10	Warrant Agreement between Friedman, Billings, Ramsey & Co., Inc. and Highland Hospitality Corporation (incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.11	Registration Rights Agreement dated November 6, 2003 by and between Highland Hospitality Corporation and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-11 (No. 333-108671))

10.12	Registration Rights Agreement between Highland Hospitality Corporation and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Form 10-K for the year ended December 31, 2003)

10.13	Loan Agreement, dated July 9, 2004, between HH Savannah LLC, HH Baltimore Holdings LLC, Portsmouth Hotel Associates, LLC and Column Financial, Inc., an affiliate of Credit Suisse First Boston (incorporated by reference to Exhibit 10.37 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.14	Loan Agreement, dated August 19, 2004, between HH FP Portfolio Holding LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.15	Loan Agreement, dated August 19, 2004, between HH FP Portfolio LLC and JP Morgan Chase Bank (incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.16	Deed of Trust and Security Agreement, dated September 9, 2004, between HH DFW Hotel Associates, L.P. and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.40 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

10.17	Leasehold Deed of Trust and Security Agreement, dated July 14, 2005, between HH Palm Springs LLC and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.18	Loan Agreement, dated December 6, 2005, between HH Boston Back Bay LLC and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2005)

10.19	Credit Agreement, dated February 24, 2006, between Highland Hospitality, L.P., Wells Fargo Bank, N.A., and PNC Bank, N.A. (incorporated by reference to Exhibit 10.24 to the registrant’s Form 10-K for the year ended December 31, 2005)

10.20	Leasehold Deed of Trust and Security Agreement, dated March 13, 2006, between HH Nashville LLC and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2006)

10.21*	Summary of Non-Employee Director Compensation

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of Subsidiaries of Highland Hospitality Corporation

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Denotes management contract or other compensatory plan or arrangement.

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

Signature	Title	Date
/s/ BRUCE D. WARDINSKI Bruce D. Wardinski	Chairman of the Board of Directors	February 27, 2007

/s/ JAMES L. FRANCIS James L. Francis	President, Chief Executive Officer, and Director	February 27, 2007

/s/ DOUGLAS W. VICARI Douglas W. Vicari	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

/s/ JOHN M. ELWOOD John M. Elwood	Director	February 27, 2007

/s/ W. REEDER GLASS W. Reeder Glass	Director	February 27, 2007

/s/ JOHN W. HILL John W. Hill	Director	February 27, 2007

/s/ THOMAS A. NATELLI Thomas A. Natelli	Director	February 27, 2007

/s/ MARGARET A. SHEEHAN Margaret A. Sheehan	Director	February 27, 2007

/s/ WILLIAM L. WILSON William L. Wilson	Director	February 27, 2007

HIGHLAND HOSPITALITY CORPORATION

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an audit report on management’s assessment of internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Highland Hospitality Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Highland Hospitality Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Highland Hospitality Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Highland Hospitality Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Highland Hospitality Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Highland Hospitality Corporation:

We have audited the accompanying consolidated balance sheets of Highland Hospitality Corporation (the Company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements of the Company, we have also audited the related financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highland Hospitality Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Highland Hospitality Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 27, 2007

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Investment in hotel properties, net	$1,207,812	$910,532
Deposits on hotel property acquisitions	—	8,202
Cash and cash equivalents	37,302	64,761
Restricted cash	22,310	21,486
Accounts receivable, net of allowance for doubtful accounts of $320 and $174, respectively	17,162	12,927
Prepaid expenses and other assets	24,182	34,401
Deferred financing costs, net of accumulated amortization of $1,607 and $1,256, respectively	4,429	4,522

Total assets	$1,313,197	$1,056,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$646,432	$494,799
Accounts payable and accrued expenses	39,675	23,163
Dividends payable	14,055	7,327
Other liabilities	2,901	2,718

Total liabilities	703,063	528,007

Minority interest in operating partnership	4,497	4,500
Commitments and contingencies (Note 15)

Preferred stock, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Stock; 3,200,000 shares issued and outstanding at December 31, 2006 and 2005 ($81,033 liquidation preference)	77,112	77,112
Common stock, $.01 par value; 500,000,000 shares authorized; 61,327,647 shares and 51,969,372 shares issued at December 31, 2006 and 2005, respectively	613	519
Additional paid-in capital	578,966	477,876
Treasury stock, at cost; 223,160 shares and 160,992 shares at December 31, 2006 and 2005, respectively	(2,612)	(1,772)
Cumulative dividends in excess of net income	(48,442)	(29,411)

Total stockholders’ equity	605,637	524,324

Total liabilities and stockholders’ equity	$1,313,197	$1,056,831

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUE
Rooms	$278,652	$156,370	$84,097
Food and beverage	123,216	73,505	41,501
Other	20,720	8,892	5,373

Total revenue	422,588	238,767	130,971

EXPENSES
Hotel operating expenses:
Rooms	61,283	35,706	19,539
Food and beverage	82,973	49,403	29,868
Other direct	10,509	4,309	3,083
Indirect	146,303	84,835	47,026

Total hotel operating expenses	301,068	174,253	99,516
Depreciation and amortization	43,341	22,845	11,449
Corporate general and administrative:
Stock-based compensation	6,404	3,222	3,122
Other	8,688	6,445	6,414

Total operating expenses	359,501	206,765	120,501

Operating income	63,087	32,002	10,470

Interest income	1,839	1,819	1,206
Interest expense	38,929	24,683	8,406
Loss on early extinguishment of debt	996	—	—

Income before income taxes, minority interest in operating partnership and discontinued operations	25,001	9,138	3,270

Income tax benefit (expense)	(2,731)	(114)	1,040
Minority interest in operating partnership	(286)	(151)	(101)

Income from continuing operations	21,984	8,873	4,209

Discontinued operations:
Income from hotel properties sold	1,649	800	57
Gain on sale of hotel properties	9,242	—	—

Total income from discontinued operations	10,891	800	57

Net income	32,875	9,673	4,266
Preferred stock dividends	(6,300)	(1,627)	—

Net income available to common stockholders	$26,575	$8,046	$4,266

Net income per common share—basic:
Continuing operations	$.26	$.16	$.10
Discontinued operations	.19	.02	—

Net income available to common stockholders	$.45	$.18	$.10

Net income per common share—diluted:
Continuing operations	$.26	$.16	$.10
Discontinued operations	.19	.02	—

Net income available to common stockholders	$.44	$.18	$.10

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Common Stock				Additional Paid-In Capital	Dividends in Excess of Net Income	Total
	Preferred Stock		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2003	—	$—	39,882,500	$399	—	$—	$357,537	$(2,673)	$355,263
Issuance of restricted common stock to employees	—	—	107,511	1	—	—	(1)	—	—
Issuance of unrestricted common stock to directors	—	—	12,000	—	—	—	129	—	129
Purchase of treasury stock	—	—	—	—	(71,242)	(801)	—	—	(801)
Stock-based compensation	—	—	—	—	—	—	2,993	—	2,993
Adjustments to minority interest in operating partnership related to issuance of common stock and LP units and purchase of treasury stock	—	—	—	—	—	—	16	—	16
Declaration of dividends on common stock	—	—	—	—	—	—	—	(14,388)	(14,388)
Net income	—	—	—	—	—	—	—	4,266	4,266

Balances at December 31, 2004	—	—	40,002,011	400	(71,242)	(801)	360,674	(12,795)	347,478
Sale of common stock, net of underwriters’ fees and issuance costs	—	—	11,500,000	115	—	—	110,406	—	110,521
Sale of preferred stock, net of underwriters’ fees and issuance costs	3,200,000	77,112	—	—	—	—	—	—	77,112
Issuance of common stock related to redemption of Operating Partnership units	—	—	437,361	4	—	—	3,768	—	3,772
Issuance of restricted common stock to employees	—	—	20,000	—	—	—	—	—	—
Issuance of unrestricted common stock to directors	—	—	10,000	—	—	—	110	—	110
Purchase of treasury stock	—	—	—	—	(89,750)	(971)	—	—	(971)
Stock-based compensation	—	—	—	—	—	—	3,112	—	3,112
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(194)	—	(194)
Declaration of dividends on common stock	—	—	—	—	—	—	—	(25,694)	(25,694)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	(595)	(595)
Net income	—	—	—	—	—	—	—	9,673	9,673

Balances at December 31, 2005	3,200,000	77,112	51,969,372	519	(160,992)	(1,772)	477,876	(29,411)	524,324
Sale of common stock, net of underwriters’ fees and issuance costs	—	—	7,300,000	73	—	—	87,989	—	88,062
Issuance of common stock related to exercise of warrants	—	—	681,275	8	—	—	6,804	—	6,812
Issuance of restricted common stock to employees	—	—	1,365,000	13	—	—	(13)	—	—
Issuance of unrestricted common stock to directors	—	—	12,000	—	—	—	145	—	145
Purchase of treasury stock	—	—	—	—	(62,168)	(840)	—	—	(840)
Stock-based compensation	—	—	—	—	—	—	6,259	—	6,259
Adjustments to minority interest in operating partnership related to issuance of common stock and purchase of treasury stock	—	—	—	—	—	—	(94)	—	(94)
Declaration of dividends on common stock	—	—	—	—	—	—	—	(45,606)	(45,606)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	(6,300)	(6,300)
Net income	—	—	—	—	—	—	—	32,875	32,875

Balances at December 31, 2006	3,200,000	$77,112	61,327,647	$613	(223,160)	$(2,612)	$578,966	$(48,442)	$605,637

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$32,875	$9,673	$4,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,341	22,845	11,449
Amortization of deferred financing costs	978	1,021	190
Amortization of discount on mortgage loan	72	72	30
Change in fair value of interest rate swaps	(252)	(512)	(178)
Minority interest in operating partnership	286	151	101
Stock-based compensation	6,404	3,222	3,122
Loss on early extinguishment of debt	996	—	—
Gain on sale of hotel properties	(9,242)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(3,515)	(4,810)	1,411
Prepaid expenses and other assets	(757)	(1,479)	(4,001)
Accounts payable and accrued expenses	9,382	3,558	7,298
Other liabilities	731	—	(1,319)
Discontinued operations	1,187	507	240

Net cash provided by operating activities	82,486	34,248	22,609

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(338,193)	(321,191)	(416,743)
Payment of value-added taxes (VAT) related to foreign hotel acquisition	—	(3,509)	—
VAT refund related to foreign hotel acquisition	3,774	—	—
Improvements and additions to hotel properties	(51,062)	(49,311)	(6,688)
Deposits on hotel property acquisitions	—	—	(8,670)
Proceeds from insurance claim	6,500	—	—
Proceeds from sale of hotel properties	71,638	—	—
Change in restricted cash	(300)	17,224	(38,516)

Net cash used in investing activities	(307,643)	(356,787)	(470,617)

Cash flows from financing activities:
Proceeds from sale of common stock	95,069	110,888	—
Proceeds from sale of preferred stock	—	77,481	—
Payment of offering expenses related to sale of common and preferred stock	(195)	(736)	(1,893)
Purchase of treasury stock	(840)	(971)	(801)
Net borrowings from revolving credit facility	104,000	—	—
Proceeds from term loan facility	10,000	40,000	50,000
Payment on term loan facility	(100,000)	—	—
Proceeds from issuance of mortgage debt	142,250	116,050	282,600
Scheduled principal payments on mortgage debt	(5,791)	(4,177)	(1,187)
Principal prepayment on mortgage debt	—	—	(16,927)
Payment of deferred financing costs	(1,974)	(855)	(4,923)
Deposits on loan applications	754	(754)	—
Payment of dividends to common stockholders	(38,920)	(24,031)	(8,798)
Payment of dividends to preferred stockholders	(6,300)	(595)	—
Payment of distributions to minority interests	(355)	(481)	(212)

Net cash provided by financing activities	197,698	311,819	297,859

Net decrease in cash	(27,459)	(10,720)	(150,149)
Cash and cash equivalents, beginning of period	64,761	75,481	225,630

Cash and cash equivalents, end of period	$37,302	$64,761	$75,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,785	$24,929	$8,019
Cash paid for income taxes	1,541	—	—
Capital lease obligations	1,102	—	—
Assumption of mortgage loans related to hotel acquisitions	—	—	28,343
Assumption of interest rate swap related to hotel acquisition	—	—	948
Issuance of common stock related to redemption of Operating Partnership units	—	3,772	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired its first three hotel properties. As of December 31, 2006, the Company owned 26 hotel properties with 8,239 rooms located in 13 states and the District of Columbia.

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

Fair Value of Financial Instruments—The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and long-term debt. The carrying values reported in the consolidated balance sheets for these financial instruments approximate fair value.

Investment in Hotel Properties—Investments in hotel properties are recorded at acquisition cost and allocated to land, property and equipment and identifiable intangible assets in accordance with Statement of

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. For the year ended December 31, 2005, the Company recorded an impairment loss of $6.5 million as a result of the damage caused by Hurricane Wilma at the Barcelo Tucancun Beach resort (see Note 6). No impairment losses have been recorded for the year ended December 31, 2006 or the year ended December 31, 2004.

The Company classifies a hotel property as held for sale in the period in which it has made the decision to dispose of the hotel property, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If these criteria are met, depreciation of the hotel property will cease and an impairment loss will be recorded if the fair value of the hotel property, less the costs to sell, is lower than the carrying amount of the hotel property. The Company will classify the loss, together with the related results of operations, as discontinued operations in the consolidated statements of operations and classify the assets and related liabilities as held for sale in the consolidated balance sheets.

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the years ended December 31, 2006 and 2005 was $0.5 million and $0.4 million, respectively. No interest was capitalized for the year ended December 31, 2004.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation—From time-to-time, the Company grants restricted stock awards to employees. To-date, the Company has granted three types of restricted stock awards: (1) awards that vest solely on continued employment (time-based awards); (2) awards that vest based on the Company achieving specified levels of funds from operations (FFO) and continued employment (performance-based awards); and (3) awards that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (market-based awards). The Company measures stock-based compensation expense for the restricted stock awards based on the fair value of the awards on the date of grant. The fair value of time-based awards and performance-based awards is determined based on the average trading price of the Company’s common stock on the measurement date, which is generally the date of grant. The fair value of market-based awards is determined using a Monte Carlo simulation. For time-based awards, stock-based compensation expense is recognized on a straight-line basis over the life of the entire award. For performance-based awards and market-based awards, stock-based compensation expense is recognized over the requisite service period for each award. No compensation cost is recognized for awards for which employees do not render the requisite service.

Comprehensive Income (Loss)—Comprehensive income (loss), as defined, includes all changes in stockholders’ equity during a period from non-owner sources. The Company does not have any items of comprehensive income (loss) other than net income (loss).

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with the option to report selected financial assets and liabilities at fair value. The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will adopt the provisions of SFAS 157 and SFAS 159 effective January 1, 2008. The Company does not anticipate that the adoption of the two statements will have a material impact on the Company’s results of operations, financial position, or cash flows.

3.	Acquisition of Hotel Properties

For the years ended December 31, 2006, 2005 and 2004, the Company acquired the following hotel properties:

On January 8, 2004, the Company acquired the 238-room Hilton Tampa Westshore hotel located in Tampa, Florida for approximately $30.2 million, which included the assumption of mortgage debt that encumbered the hotel property of $17.0 million. On January 12, 2004, the Company acquired the 158-room Hilton Garden Inn Baltimore/Washington International (BWI) Airport hotel located in Linthicum, Maryland for approximately $22.7 million. The Company entered into long-term agreements with Crestline Hotels & Resorts, Inc. to manage the two hotel properties.

On May 10, 2004, the Company acquired the 491-room Dallas/Fort Worth Airport Marriott hotel located in Dallas/Fort Worth, Texas for approximately $59.6 million. The Company assumed the existing long-term agreement with Marriott International, Inc. to manage the hotel property.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 1, 2004, the Company acquired the 283-room Radisson Mount Laurel hotel for approximately $14.5 million and subsequently sold the hotel on June 29, 2006 (see Note 5).

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

On February 4, 2005, the Company acquired the 196-room Sheraton Annapolis hotel in Annapolis, Maryland for approximately $18.4 million. The entity that sold the hotel is owned 33.3% by Barceló Corporación Empresarial, S.A. (“Barceló”), which is a related party and the parent company of Barceló Crestline Corporation (“Barceló Crestline”), which sponsored the Company’s formation and IPO. In conjunction with the acquisition, the Company assumed a lease agreement for the land underlying the hotel with an initial term ending September 2059. The Company concluded that the ground lease terms are below current market terms and recorded a $1.7 million favorable lease asset, which the Company is amortizing over the useful life of the building. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the hotel property.

On April 15, 2005, the Company acquired the 332-room Tucancun Beach Resort and Villas in Cancun, Mexico for approximately $32.5 million and subsequently sold the resort on August 31, 2006 (see Note 5).

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined allocation of the purchase prices to the acquired assets and liabilities based on their fair values was as follows (in thousands):

	2006 Acquisitions	2005 Acquisitions
Land and land improvements	$50,564	$35,819
Buildings and leasehold improvements	267,278	254,615
Furniture, fixtures and equipment	30,800	22,800
Cash	126	130
Restricted cash	524	—
Accounts receivable, net	1,370	619
Prepaid assets and other assets	2,402	10,433
Accounts payable and accrued expenses	(6,492)	(2,409)

Net assets acquired	$346,572	$322,007

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the years ended December 31, 2006 and 2005 as if the Nashville Renaissance hotel, The Melrose hotel, the Pointe Hilton Tapatio Cliffs resort, and the Ritz-Carlton Atlanta Downtown hotel acquisitions, as well as the hotel acquisitions that occurred in 2005 (except for the Barceló Tucancun Beach resort), and the financing transactions necessary to acquire the hotel properties had taken place on January 1, 2005. The pro forma financial information does not include discontinued operations related to the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort, which were sold on June 29, 2006 and August 31, 2006, respectively. In addition, no pro forma adjustments have been included for the newly developed Courtyard Gaithersburg Washingtonian Center hotel. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions taken place on January 1, 2005, or of future results of operations (in thousands, except per share data).

	Year Ended December 31,
	2006	2005
Total revenue	$469,716	$422,536
Total operating expenses	397,764	367,359
Operating income	71,952	55,177
Net income	27,653	16,857
Net income available to common stockholders	21,353	10,557
Net income per common share:
Basic and diluted	.35	.18

4.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Land and land improvements	$142,478	$103,133
Buildings and leasehold improvements	1,019,490	756,971
Furniture, fixtures and equipment	122,300	70,220
Construction-in-progress	3,639	18,287

	1,287,907	948,611
Less: accumulated depreciation and amortization	(80,095)	(38,079)

	$1,207,812	$910,532

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Discontinued Operations

On June 29, 2006, the Company sold the Marriott Mount Laurel hotel in Mount Laurel, New Jersey for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million.

On August 31, 2006, the Company sold the Barceló Tucancun Beach resort to Playa Hotels & Resorts, S.L. for net sales proceeds of approximately $38.5 million and recognized a gain of approximately $1.8 million, net of taxes of $0.1 million. Playa Hotels & Resorts, S.L., a related party, is partially owned by Barceló. Barceló Crestline advises Playa Hotels & Resorts, S.L. in evaluating investment opportunities. The Company’s non-executive Chairman, Bruce D. Wardinski, is the Chief Executive Officer of Barceló Crestline and the Chairman and Chief Executive Officer of Playa Hotels & Resorts, S.L. The sale of this resort was unanimously approved by a special committee consisting of the Company’s independent directors.

The results of operations for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort have been reclassified as discontinued operations in the consolidated statements of operations for all years presented. For the years ended December 31, 2006, 2005 and 2004, total revenues for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort were approximately $9.6 million, $12.4 million and $2.0 million, respectively, and pre-tax income from operations was $1.3 million, $0.9 million and $30,000, respectively.

6.	Hurricane Wilma

On October 22, 2005, Hurricane Wilma made landfall in Cancun, Mexico causing substantial wind and water damage to the Barceló Tucancun Beach resort. The Company had comprehensive insurance coverage for both property damage and business interruption, providing for an aggregate of $25 million in coverage. In 2005, the Company assessed the property damage to be approximately $6.5 million and recorded an investment in hotel properties write-off and a corresponding insurance claim receivable for the $6.5 million. After six months of restoration, the resort reopened for business on April 22, 2006. In August 2006, the Company finalized the settlement related to damages for approximately $9 million. Approximately $6.6 million of the insurance proceeds related to property damage coverage and approximately $2.4 million related to business interruption coverage. For the year ended December 31, 2006, the Company recorded a gain on settlement of insurance claim of approximately $1.3 million, net of taxes of approximately $0.5 million. Since the Barceló Tucancun Beach resort was sold on August 31, 2006, the net gain is included in income from hotel properties sold in the consolidated statements of operations.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 22, 2004, the Company completed a $100 million term loan facility. The facility bore interest at the Company’s election of either (a) LIBOR, plus 2.5%, or (b) the greater of (i) the prime rate, plus 0.5% and (ii) the federal funds rate, plus 1.5%. On February 24, 2006, the Company extinguished the $100 million term loan facility and completed a separate unsecured revolving credit facility with a syndicate of banks. In connection with the extinguishment, the Company wrote off approximately $1.1 million of remaining unamortized deferred financing costs related to the term loan facility.

The revolving credit facility provides aggregate revolving loan commitments of up to $150 million with an option to increase the amount of the facility by up to $50 million. The $50 million option was exercised in November 2006. The amount that the Company can borrow under the revolving credit facility is based on the value of the Company’s unencumbered hotel properties included in the borrowing base, as defined in the credit agreement. As of December 31, 2006, the maximum borrowing availability under the facility was $200 million, of which $104 million had been drawn.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, the Company was in compliance with the financial covenants contained in its loan agreements. The following details the Company’s long-term debt as of December 31, 2006 (in thousands):

	Encumbered Hotels	Interest Rate		Maturity	Principal Balance December 31, 2006
Mortgage loan	3 hotels	6.47%	Fixed	July 2011	$65,504
Mortgage loan(1)	4 hotels	6.00%	Fixed	September 2011	129,700
Mortgage loan	1 hotel	5.80%	Fixed	October 2011	36,373
Mortgage loan(2)	1 hotel	LIBOR + 1.75%	Variable	November 2008	10,790
Mortgage loan	1 hotel	5.70%	Fixed	December 2014	17,141
Mezzanine loan(1)	None	10.14%	Fixed	September 2011	24,332
Mortgage loan	1 hotel	5.35%	Fixed	August 2012	37,050
Mortgage loan	1 hotel	5.21%	Fixed	November 2012	10,000
Mortgage loan	1 hotel	5.96%	Fixed	January 2013	69,000
Mortgage loan	1 hotel	5.97%	Fixed	February 2013	35,000
Mortgage loan	1 hotel	6.11%	Fixed	April 2013	51,322
Mortgage loan	1 hotel	6.28%	Fixed	September 2016	55,250
Revolving credit facility	None	LIBOR + 1.75%	Variable	February 2009	104,000
Capital leases	None	6.33% - 7.22%	Fixed	August 2011	1,102

					646,564
Unamortized discount					(132)

					$646,432

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The Company issued this mortgage loan and mezzanine loan in conjunction with the acquisition of a four-hotel portfolio. The financing bears interest at a fixed, annual, blended rated of 6.65%.
(2)	The Company assumed this mortgage loan along with an interest rate swap (see Note 8) that effectively fixes the interest rate on the mortgage loan to an annual rate of 7.34%.

As of December 31, 2006, the Company’s weighted-average interest rate on its long-term debt was 6.33%. Future scheduled principal payments of debt obligations as of December 31, 2006 are as follows (in thousands):

Year	Amounts
2007	$8,096
2008	19,151
2009	113,788
2010	10,421
2011	239,608
Thereafter	255,500

$646,564

8.	Derivative Instruments

On September 17, 2004, in connection with the Courtyard Denver Airport hotel acquisition, the Company assumed an interest rate swap agreement that effectively fixes the interest rate on a related assumed mortgage loan to an annual rate of 7.34%. The swap agreement terminates on November 1, 2008 and has an adjusting notional amount equal to the outstanding loan principal balance.

In connection with the completion of the revolving credit facility, the Company entered into an interest rate swap agreement for a notional amount of $50 million. Under the agreement, the Company pays a fixed annual interest rate of 4.91% and receives the London InterBank Offered Rate (LIBOR). The agreement effectively fixes the interest rate on the first $50 million of borrowings under the Company’s revolving credit facility at an annual interest rate of 4.91%, plus a credit spread. The agreement expires on February 1, 2009.

As the interest rate swaps are not designated as hedges, the change in fair values of the swaps each period is recorded in interest expense in the consolidated statements of operations.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income available to common stockholders	$26,575	$8,046	$4,266
Less: discontinued operations	(10,891)	(800)	(57)
Less: dividends on unvested restricted common stock	(711)	(310)	(288)

Net income from continuing operations available to common stockholders	$14,973	$6,936	$3,921

Denominator:
Weighted-average number of common shares outstanding—basic	57,840,143	42,455,438	39,093,691
Effect of dilutive securities:
Unvested restricted common stock	299,162	185,654	215,541
Warrants	94,526	61,309	91,964

Weighted-average number of common shares outstanding—diluted	58,233,831	42,702,401	39,401,196

Net income per common share—basic:
Continuing operations	$.26	$.16	$.10
Discontinued operations	.19	.02	—

Net income available to common stockholders(1)	$.45	$.18	$.10

Net income per common share—diluted:
Continuing operations	$.26	$.16	$.10
Discontinued operations	.19	.02	—

Net income available to common stockholders(1)	$.44	$.18	$.10

(1)	per share amounts may not add due to rounding

10.	Dividends

For the years ended December 31, 2006, 2005 and 2004, the Company’s board of directors declared common and preferred stock dividends per share as follows:

	Year Ended December 31,
	2006	2005	2004
Common stock:
First Quarter	$.16	$.14	$—
Second Quarter	.18	.14	.13
Third Quarter	.19	.14	.09
Fourth Quarter	.22	.14	.14

	$.75	$.56	$.36

Series A preferred stock:
First Quarter	$.4922	$—	$—
Second Quarter	.4922	—	—
Third Quarter	.4922	—	—
Fourth Quarter	.4922	.1859	—

	$1.9688	$.1859	$—

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Capital Stock

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

On March 14, 2006, the Company completed an underwritten public offering and sold 7,300,000 shares of common stock at a price of $12.35 per share. After deducting underwriting discounts and offering expenses, the Company generated net proceeds of approximately $88.1 million.

For the years ended December 31, 2006, 2005 and 2004, the Company issued 1,377,000 shares, 30,000 shares, 119,511 shares, respectively, of common stock to its employees and directors. As of December 31, 2006, the Company had 61,104,487 shares of common stock outstanding.

Treasury Stock—For the years ended December 31, 2006, 2005, and 2004, the Company purchased 62,168 shares, 89,750 shares and 71,242 shares, respectively, of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

Warrants—In connection with the IPO, the Company granted to its lead managing underwriter, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. For the year ended December 31, 2006, the underwriter acquired 681,275 shares of common stock upon exercises of the warrants. As of December 31, 2006, the Company has reserved 207,213 shares of common stock for issuance upon additional exercises of the warrants.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2005, a limited partner caused the Operating Partnership to redeem its units in exchange for 142,688 shares of the Company’s common stock. In December 2005, another limited partner caused the Operating Partnership to redeem its units in exchange for 294,673 shares of the Company’s common stock. As of December 31, 2006, the total number of Operating Partnership units outstanding owned by third-party limited partners was 529,850.

Universal Shelf—In December 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering equity securities with a maximum aggregate offering price of up to $500 million. As of December 31, 2006, the Company had equity securities with a maximum aggregate offering price of $213 million available to issue.

12.	Stock Incentive Plan

In May 2006, the Company’s stockholders approved the amendment and restatement of the 2003 Omnibus Stock Incentive Plan, as amended and restated (the “Plan”), which authorizes the issuance of options to purchase shares of common stock and the grant of stock awards, stock appreciation rights, deferred shares, performance shares and performance units. Employees and directors of the Company and other persons that provide consulting services to the Company are eligible to participate in the Plan. The compensation policy committee of the board of directors administers the Plan and determines the numbers of awards to be granted, the vesting period, and the exercise price, if any.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options may only be granted to persons who are employees of the Company. The exercise price for granted options cannot be less than the fair market value of the Company’s common stock on the date the option is granted, and in the event a participant is deemed to be a 10% or more owner of the Company, the exercise price of an incentive stock option cannot be less than 110% of the fair market value of the Company’s common stock on the date the option is granted. No participant may be granted incentive stock options that are exercisable for the first time in any calendar year for common stock having a total fair market value (determined as of the option grant), in excess of $100,000. As of December 31, 2006, no stock options had been granted under the Plan.

The Plan also provides for the grant of stock awards. A stock award may be subject to payment by the participant of a purchase price for shares of common stock subject to a stock award, and a stock award may be

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Plan, the maximum number of shares of common stock that may be subject to stock options, stock awards, deferred shares or performance shares or covered by stock appreciation rights is 5,002,000 shares. No one participant may receive awards for more than 500,000 shares of common stock in any one calendar year. The maximum number of performance units that may be granted to a participant in any one calendar year is 750,000 for each full or fractional year included in the performance period for the award granted during the calendar year. These limitations, and the terms of outstanding awards, will be adjusted without the approval of the Company’s stockholders as the compensation policy committee of the board of directors determines is appropriate in the event of a stock dividend, stock split, reclassification of stock or similar events. If an award terminates, expires, is forfeited or becomes unexercisable, the shares of common stock subject to such award become available for future awards under the Plan. In addition, shares which are granted under any type of award under the Plan and which are repurchased or reacquired by the Company at the original purchase price for such shares also become available for future awards under the Plan. As of December 31, 2006, subject to increases resulting from the forfeiture of currently outstanding awards, 2,642,989 shares of common stock were reserved and available for future issuances under the Plan.

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

In May 2006, the Company granted 1,340,000 shares of restricted common stock to certain employees. Three types of shares were granted: (1) 893,332 shares that vest solely on continued employment (time-based awards); (2) 148,889 shares that vest based on the Company achieving specified levels of FFO and continued employment (performance-based awards); and (3) 297,779 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (market-based awards). The time-based awards are eligible to vest 10% in 2007, 25% in 2008, 30% in 2009, and 35% in 2010. The performance-based awards and market-based awards are eligible to vest 25% in each of 2007 through 2010. Additional vesting of market-based awards may also occur in 2010 if the cumulative level of relative total shareholder return during the entire performance measurement period results in a higher total number of shares being vested than the total number of shares that vested based on relative total shareholder return on an individual year basis. Dividends on the shares of restricted common stock will accrue, but will not be paid unless the related shares vest. The fair value of the market-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 25.2% based on the Company’s stock price since the IPO; an expected term equal to the requisite service period for the awards; and a three-year risk-free interest rate of 4.90%.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was approximately $11.4 million of unrecognized stock-based compensation expense related to shares of restricted common stock. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 1.9 years. The following is a summary of the Company’s shares of restricted common stock for the year ended December 31, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common stock as of December 31, 2005	359,168	$10.36
Granted	1,365,000	$11.48	(1)
Vested	(329,999)	$10.26
Forfeited	—	—

Restricted common stock as of December 31, 2006	1,394,169	$11.48	(1)

(1)	The calculated weighted-average grant-date fair value does not include performance-based awards that are eligible to vest in 2008, 2009 and 2010 because their fair value was not determinable on the date of grant.

13.	Income Taxes

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

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$1,174	$—	$—
State	495	—	—

	1,669	—	—

Deferred:
Federal	862	96	(876)
State	200	18	(164)

	1,062	114	(1,040)

Income tax expense (benefit)	$2,731	$114	$(1,040)

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax expense to the Company’s income tax expense (benefit) from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax expense	$8,500	$3,107	$1,112
Effect of non-taxable REIT income	(6,298)	(3,045)	(2,044)
State income tax expense (benefit), net of federal benefit	304	11	(108)
DC unincorporated business franchise tax	234	—	—
Other	(9)	41	—

Income tax expense (benefit)	$2,731	$114	$(1,040)

The tax effect of each type of temporary difference and carryforward that gives rise to the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Employee-related compensation	$337	$197
Start-up costs	45	63
Net operating loss carryforwards	—	1,578
Other	45	—

	427	1,838

Deferred tax liabilities:
Investment in hotel properties	427	572
Other	—	39

	427	611

Net deferred tax asset	$—	$1,227

For the years ended December 31, 2006, 2005 and 2004, income tax expense (benefit) included in discontinued operations was approximately $(0.3) million, $0.1 million, and $(30,000), respectively.

14.	Related-Party Transactions

As of December 31, 2006, Barceló Crestline, which was the sponsor of the Company’s formation and IPO, owned approximately 2% of the Company’s outstanding common stock and 529,850 Operating Partnership units.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management Agreements—As of December 31, 2006, 14 of the Company’s 26 hotels operated pursuant to management agreements with Crestline Hotels & Resorts, Inc., which is a wholly owned subsidiary of Barceló Crestline, each for a 10-year term. Crestline Hotels & Resorts receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel and will be due annually in arrears within 105 days after the end of each fiscal year. Crestline Hotels & Resorts will not be entitled to receive any incentive management fee in any fiscal year in which the operating income of the hotel has not equaled at least 11% of the Company’s capitalized investment in the hotel. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts for each hotel at 4.5% of gross revenues for each fiscal year.

For the years ended December 31, 2006, 2005 and 2004, the Company paid Crestline Hotels & Resorts approximately $5.3 million, $3.2 million, and $1.6 million, respectively, in management fees.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the years ended December 31, 2006, 2005 and 2004, the Company paid Barceló Crestline approximately $0.2 million $0.2 million and $0.3 million, respectively, under this arrangement.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Percentage and incentive rent is accrued when it becomes probable that the specified thresholds will be achieved. No percentage or incentive rent was recognized in any period presented in the consolidated financial statements, as the thresholds were not met.

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

Management Agreements—As of December 31, 2006, the Company’s hotel properties operated pursuant to long-term agreements with five management companies, including Crestline Hotels & Resorts, Inc. (14 hotels), Marriott International, Inc. (6 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels), and Hilton Hotels Corporation (2 hotels). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

Franchise Agreements—As of December 31, 2006, 14 of the Company’s 26 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Ten of the Company’s 26 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Nashville Renaissance hotel, the Ritz-Carlton Atlanta Downtown hotel, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, the Courtyard Gaithersburg Washingtonian Center hotel, the Hilton Boston Back Bay hotel, and the Pointe Hilton Tapatio Cliffs resort are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these ten hotel properties allow the hotel properties to operate under the respective brand. With respect to the Company’s other two hotel properties, The Churchill hotel and The Melrose hotel operate as independent hotels.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation—The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

16.	Quarterly Operating Results (Unaudited)

	Quarter Ended - 2006
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$85,000	$113,233	$99,663	$124,692
Total operating expenses	71,479	91,707	89,671	106,644
Operating income	13,521	21,526	9,992	18,048
Net income	5,292	18,195	2,281	7,107
Net income available to common stockholders	3,717	16,620	706	5,532
Net income per common share—basic:
Continuing operations	.07	.14	(.03)	.08
Discontinued operations	—	.14	.04	.01
Net income available to common stockholders(1)	.07	.28	.01	.09
Net income per common share—diluted:
Continuing operations	.07	.14	(.03)	.08
Discontinued operations	—	.14	.04	.01
Net income available to common stockholders(1)	.07	.28	.01	.09

	Quarter Ended - 2005
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Total revenue	$48,865	$58,841	$56,395	$74,666
Total operating expenses	44,941	48,745	50,290	62,789
Operating income	3,924	10,096	6,105	11,877
Net income	4	4,190	812	4,667
Net income available to common stockholders	4	4,190	763	3,089
Net income per common share—basic:
Continuing operations	—	.08	—	.07
Discontinued operations	—	.02	.01	(.01)
Net income available to common stockholders(1)	—	.10	.02	.06
Net income per common share—diluted:
Continuing operations	—	.08	—	.07
Discontinued operations	—	.02	.01	(.01)
Net income available to common stockholders(1)	—	.10	.02	.06

(1)	per share amounts may not add due to rounding.

17.	Subsequent Events

On February 23, 2007, the Company acquired the 143-room Crowne Plaza Chicago-Silversmith hotel in Chicago, Illinois for approximately $34.5 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property as an independent hotel.

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2006

(in thousands)

Description	Encumbrances		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at End of Year			Accumulated Depreciation	Year of Acquisition	Depreciation Life
			Land	Buildings and Improvements		Land	Buildings and Improvements	Total
Portsmouth Renaissance Portsmouth, Virginia		$(1)	$—	$11,825	$22	$—	$11,847	$11,847	$(1,759)	2003	40 years
Plaza San Antonio Marriott San Antonio, Texas	—		3,622	28,157	3,105	3,622	31,262	34,884	(2,474)	2003	40 years
Hyatt Regency Savannah Savannah, Georgia		(1)	6,684	42,948	5,976	6,684	48,924	55,608	(3,841)	2003	40 years
Sugar Land Marriott Sugar Land, Texas	—		330	27,401	7	330	27,408	27,738	(2,183)	2003	40 years
Hilton Garden Inn Virginia Beach Town Center Virginia Beach, Virginia	—		1,760	15,797	2	1,760	15,799	17,559	(1,234)	2003	40 years
Hilton Tampa Westshore Tampa, Florida	17,141		2,753	23,151	348	2,753	23,499	26,252	(1,819)	2004	40 years
Hilton Garden Inn BWI Airport Linthicum, Maryland		(1)	1,443	20,063	56	1,443	20,119	21,562	(1,576)	2004	40 years
Dallas/Fort Worth Airport Marriott Dallas/Fort Worth, Texas	36,373		6,500	50,035	4,948	6,500	54,983	61,483	(3,495)	2004	40 years
Courtyard Savannah Historic District Savannah, Georgia	—		1,014	23,068	26	1,014	23,094	24,108	(1,395)	2004	40 years
Residence Inn Tampa Downtown Tampa, Florida	—		550	12,672	10	550	12,682	13,232	(766)	2004	40 years
Hyatt Regency Wind Watch Long Island Hauppauge, New York		(2)	11,160	36,189	4,335	11,160	40,524	51,684	(2,602)	2004	40 years
Hilton Parsippany Parsippany, New Jersey		(2)	9,800	66,262	4,042	9,800	70,304	80,104	(3,946)	2004	40 years
Crowne Plaza Atlanta-Ravinia Atlanta, Georgia		(2)	4,500	56,186	3,827	4,500	60,013	64,513	(3,707)	2004	40 years
Courtyard Boston Tremont Boston, Massachusetts		(2)	6,500	31,204	5,499	6,500	36,703	43,203	(2,102)	2004	40 years
Omaha Marriott Omaha, Nebraska	—		4,268	21,781	756	4,268	22,537	26,805	(1,319)	2004	40 years
Courtyard Denver Airport Denver, Colorado	10,790		1,430	15,350	167	1,430	15,517	16,947	(885)	2004	40 years
Sheraton Annapolis Annapolis, Maryland	10,000		—	15,683	1,565	—	17,248	17,248	(809)	2005	40 years
Wyndham Palm Springs Palm Springs, California	37,050		—	54,926	186	—	55,112	55,112	(2,015)	2005	40 years
Hilton Boston Back Bay Boston, Massachusetts	69,000		20,000	79,268	1,220	20,000	80,488	100,488	(2,393)	2005	40 years
Westin Princeton at Forrestal Village Princeton, New Jersey	35,000		—	43,182	59	—	43,241	43,241	(1,220)	2005	40 years
The Churchill Washington, DC	—		9,600	38,241	13	9,600	38,254	47,854	(1,015)	2005	40 years
Nashville Renaissance Nashville, Tennessee	51,322		—	68,428	181	—	68,609	68,609	(1,453)	2006	40 years
The Melrose Washington, DC	—		11,400	62,483	120	11,400	62,603	74,003	(1,247)	2006	40 years
Pointe Hilton Tapatio Cliffs Phoenix, Arizona	55,250		21,400	50,489	2,240	21,400	52,729	74,129	(1,061)	2006	40 years
Courtyard Gaithersburg Washingtonian Center Gaithersburg, Maryland	—		5,974	21,117	6	5,974	21,123	27,097	(308)	2006	40 years
Ritz-Carlton Atlanta Downtown Atlanta, Georgia	—		11,790	64,868	—	11,790	64,868	76,658	(446)	2006	40 years

Totals	$517,130		$142,478	$980,774	$38,716	$142,478	$1,019,490	$1,161,968	$(47,070)

(1)	This property secures the mortgage loan issued on July 9, 2004, which had an outstanding principal balance of $65,504 as of December 31, 2006.
(2)	This property secures the mortgage loan issued on August 19, 2004, which had an outstanding principal balance of $129,700 as of December 31, 2006.

HIGHLAND HOSPITALITY CORPORATION

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

AS OF DECEMBER 31, 2006

(in thousands)

Notes:

(a)	The change in total cost of real estate assets for the years ended December 31, 2006, 2005 and 2004 is as follows:

Balance as of December 31, 2003	$138,928
Acquisitions	419,623
Capital expenditures and transfers from construction-in-progress	300

Balance as of December 31, 2004	558,851
Acquisitions	290,287
Capital expenditures and transfers from construction-in-progress	16,466
Barceló Tucancun Beach resort impairment loss	(5,500)

Balance as of December 31, 2005	860,104
Acquisitions	317,949
Capital expenditures and transfers from construction-in-progress	31,094
Hotel property dispositions	(47,179)

Balance as of December 31, 2006	$1,161,968

(b)	The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2006, 2005 and 2004 is as follows:

Balance as of December 31, 2003	$1,180
Depreciation and amortization	7,440

Balance as of December 31, 2004	8,620
Depreciation and amortization	14,999

Balance as of December 31, 2005	23,619
Depreciation and amortization	24,754
Hotel property dispositions	(1,303)

Balance as of December 31, 2006	$47,070