Form 10-K/A
period 2006-12-31
HIGHLAND HOSPITALITY CORP
filed 2007-04-27
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2006	Commission file number 001-31906

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

HIGHLAND HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	57-1183293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8405 Greensboro Drive, Suite 500, McLean, Virginia 22102

Telephone Number (703) 336-4901

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock, $.01 par value Series A Cumulative Redeemable Preferred Stock, $.01 par value	New York Stock Exchange New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934:

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

Documents Incorporated by Reference: None.

HIGHLAND HOSPITALITY CORPORATION

Form 10-K/A

(Amendment No. 1)

PARTS III AND IV

EXPLANATORY STATEMENT

Highland Hospitality Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 28, 2007 (the “Original Filing”). Due to our previously announced transaction pursuant to which affiliates of JER Partners Acquisitions IV, LLC (“JER”) has agreed to acquire the Company, we do not intend to hold a 2007 annual meeting. As a result, as we will not file a definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2006 and, accordingly, are filing this Amendment No. 1 to present certain information required by the following items of Part III of Form 10-K:

Item	Description
Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Filing by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. In addition, we are supplementing our response to Item 15 of the Original Filing by filing as exhibits the required certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

This Amendment No. 1 does not affect any other items in our Original Filing.

All references to the “Company,” “we,” “us,” or “our” shall refer to Highland Hospitality Corporation.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is composed of eight directors and is not classified. Each director, upon election or re-election at an annual meeting, serves for a one-year term. The principal occupations and business experience of the directors, and their ages of April 25, 2007, are described below.

Bruce D. Wardinski	Mr. Wardinski, 47, the non-executive Chairman of the Board of Directors of the Company since the completion of our initial public offering in December 2003, has served as the President and Chief Executive Officer of Barceló Crestline Corporation since June 2002. From 1998 to 2002, he served as the Chairman of the Board, Chief Executive Officer and President of Crestline Capital Corporation and, from 1996 to 1998, as Senior Vice President and Treasurer of Host Marriott Corporation. He currently serves as the Chairman of Playa Hotels & Resorts S.L. and is the Chairman of the ServiceSource Foundation.

John M. Elwood	Mr. Elwood, 52, has been a director since January 31, 2006. He has been a Principal of the True North Management Group, LLC, a private equity platform for debt and equity investments in the real estate section, since 2004. From 1998 to 2004, Mr. Elwood was a private investor and established Good Hand Farm, a certified organic produce farm. From 1997 until 1998, Mr. Elwood served as the President of Prime Hospitality Corp., a publicly traded hotel management, development and franchising company. He served as Executive Vice President and Chief Financial Officer of Prime Hospitality Corp. from 1992 until 1997.

James L. Francis	Mr. Francis, 45, is our President and Chief Executive Officer and has been a director since the completion of our initial public offering in December 2003. Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation from June 2002 until the completion of our initial public offering and as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation from December 1998 to June 2002. From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott Corporation.

W. Reeder Glass	Mr. Glass, 65, has been a director since the completion of our initial public offering in December 2003. He has been a partner at the law firm of Holland & Knight LLP since 1980 and is currently serving on the board of directors of Barceló Crestline Corporation. He has also acted as counsel for numerous real estate developers engaged in the acquisition, financing and development of large planned unit developments, hotels, mixed-use developments and other commercial and residential projects. He is a member of the Florida and Georgia state bars.

John W. Hill	Mr. Hill, 52, has been a director since January 31, 2006. He has been Chief Executive Officer of The Federal City Council, a not-for-profit, non partisan organization dedicated to the improvement of Washington, DC, since 2004. Mr. Hill served as the Chief Executive Officer of In2Books, Inc. from 2002 until 2004. From 1999 until 2002, he was a partner with Andersen, LLP. Mr. Hill currently serves on the boards of several not-for-profit organizations as Chairman, President or Treasurer, including the DC Children and Youth Investment Trust Corporation, the DC Public Library Board of Trustees, the National Minority Aids Council and the DC Shakespeare Theatre Board.

Thomas A. Natelli	Mr. Natelli, 47, has been a director since the completion of our initial public offering in December 2003. Since 1987, Mr. Natelli has served as the President and Chief Executive Officer of Natelli Communities, a privately held real estate investment and development company. Mr. Natelli currently serves on the board of FBR National Trust. He also serves as chairman of the board of directors of eStara, Inc. and as chairman of the board of trustees of Suburban Health Care System and chairman of the board of trustees of Suburban Hospital.

Margaret A. Sheehan	Ms. Sheehan, 48, has been a director since the completion of our initial public offering in December 2003. She has been a partner at the law firm of Alston & Bird LLP since 2000. Ms. Sheehan concentrates her practice on counseling financial institutions on all matters relating to the development and offering of investment products and services. She also specializes in representing private investment companies, and is an expert on fund structures and offerings for real estate funds, private equity funds, hedge funds and fund of funds. Ms. Sheehan is admitted to the District of Columbia and New York State bars, and is a member of the American Bar Association and Women in Housing and Finance.

William L. Wilson	Mr. Wilson, 67, has been a director since the completion of our initial public offering in December 2003. From 1999 until 2002, Mr. Wilson served as an independent board member of Crestline Capital Corporation. Mr. Wilson has been the Principal-in-Charge of Synterra, Ltd., a site architectural and construction management firm, since 1972. Mr. Wilson has been the Principal-in-Charge of Synterra Partners, a hotel and resort planning, development and management firm since 1995. Mr. Wilson currently serves on the board of directors of the City of Philadelphia Art Commission, the board of trustees of the Pennsylvania School for the Deaf, the board of overseers of the University of Pennsylvania School of Design, and the board of directors of the Philadelphia Zoo.

The Board held nine meetings during 2006 and each of the directors attended at least 75% of the meetings of the Board and each committee of the Board on which he or she served. Consistent with the NYSE’s corporate governance listing standards, our Principles of Corporate Governance call for the non-management directors to meet in regularly scheduled executive sessions without management. The Principles of Corporate Governance provide that so long as the Chairman of the Board is not an employee of the Company, the Chairman shall serve as the presiding director at the executive sessions. Mr. Wardinski presided at the one executive session held in 2006 and will preside at any executive sessions held in 2007. Additionally, during 2006 the Board held two executive sessions comprised of independent directors only. The Nominating and Corporate Governance Committee Charter provides that the chairman of such committee shall serve as the presiding director at these sessions. Ms. Sheehan, as chairman of the Nominating and Corporate Governance Committee, will preside at these sessions in 2007. Interested parties may communicate their concerns directly with either the full Board, Mr. Wardinski, Ms. Sheehan, the non-management directors as a group, or the independent directors as a group by writing to either the Board of Directors, Mr. Wardinski, Ms. Sheehan, the Non-Management Directors or the Independent Directors, c/o Highland Hospitality Corporation, 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102. The Company’s policy on director attendance at annual meetings and the number of directors who attended last year’s annual meeting may be found on the Company’s website at www.highlandhospitality.com.

Board Committees

The Board conducts its business through meetings of the Board and three committees: the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Each committee is composed entirely of independent directors, as required by the rules of the NYSE.

Compensation Policy Committee

Our Compensation Policy Committee consists of Messrs. Wilson, who serves as Chairman, Elwood and Hill, and Ms. Sheehan. The primary functions of the Compensation Policy Committee are to discharge the Board’s responsibilities relating to compensation of our directors and executive officers, and to administer and implement our 2003 Omnibus Stock Incentive Plan. During 2006, the Compensation Policy Committee retained the compensation consulting firm of HVS Consulting to advise the Committee Policy Committee on components of total compensation for the named executive officers and provide an analysis of compensation data from peer companies. The Compensation Policy Committee met six times during 2006. The Compensation Policy

Committee charter is posted on our website at www.highlandhospitality.com. You may also obtain a copy of the Compensation Policy Committee charter without charge by writing to: Highland Hospitality Corporation, 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102, Attn: Investor Relations.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Sheehan, who serves as Chairman, and Messrs. Natelli and Wilson. The primary functions of the Nominating and Corporate Governance Committee are to:

•	develop criteria for use in selecting nominees to our Board and identify and recommend to our Board qualified director candidates;

•	consider and recommend to our Board the size and composition of the Board and its committees;

•	monitor the Company’s human resources practices; and

•	monitor our performance in meeting our obligations of fairness in internal and external matters, and develop and recommend our principles of corporate governance and practices.

The Nominating and Corporate Governance Committee charter sets forth certain criteria for the Committee to consider in evaluating potential director nominees. In order for the Board to have a substantial degree of independence from management, a majority of directors must be independent of management, in both fact and appearance, and must satisfy the independence criteria of the NYSE. The Committee considers the directors’ skills, knowledge, perspective, broad business judgment and leadership, relevant lodging industry-specific or regulatory affairs knowledge, business creativity and vision, experience, age and diversity, all in the context of an assessment of the perceived needs of the Board at that time, and monitors the mix of skills and experience of directors in order to assure that the Board has the necessary tools to perform its oversight function effectively. The Committee evaluates potential candidates against these requirements and objectives. For those director candidates that appear upon first consideration to meet the Committee’s criteria, the Committee will engage in further research to evaluate their candidacy.

The Nominating and Corporate Governance Committee met two times during 2006. The Nominating and Corporate Governance Committee charter is posted on our website at www.highlandhospitality.com. You may also obtain a copy of the Nominating and Corporate Governance Committee charter without charge by writing to: Highland Hospitality Corporation, 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102, Attn: Investor Relations.

Principles of Corporate Governance

Pursuant to the NYSE’s corporate governance listing standards, we have adopted Principles of Corporate Governance that address a number of topics, including, among others, director independence and qualification standards, director orientation and continuing education and director compensation. Our Nominating and Corporate Governance Committee will review the Principles of Corporate Governance on a regular basis, and the Board will review any proposed additions or amendments to the Principles of Corporate Governance. The Principles of Corporate Governance are posted on our website at www.highlandhospitality.com. You may also obtain a copy of the Principles of Corporate Governance without charge by writing to: Highland Hospitality Corporation, 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102, Attn: Investor Relations.

Code of Business Conduct and Ethics

The Company has also adopted a Code of Business Conduct and Ethics that applies to each of our directors, officers and employees. The Code sets forth our policies and expectations on a number of topics, including, among others, compliance with laws, (including insider trading compliance), preservation of confidential information relating to our business and that of our clients, conflicts of interest, and reporting of illegal or unethical behavior. The Code of Business Conduct and Ethics is posted on our website at www.highlandhospitality.com. You may also obtain a copy of the Code of Business Conduct and Ethics without charge by writing to: Highland Hospitality Corporation, 8405 Greensboro Drive, Suite 500, McLean, Virginia 22102, Attn: Investor Relations. Any additions or amendments to the Code, and any waivers of it for the benefit of executive officers or directors, also will be posted on the Corporate Governance page of our website.

Whistleblower Policy and Procedures

We have implemented “whistleblower” procedures by establishing formal procedures for the receipt, retention and handling by the Audit Committee of complaints and concerns from employees relating to questionable accounting, internal controls and auditing matters, compliance with legal and regulatory requirements or retaliation against employees who report such concerns or complaints on a confidential, anonymous basis. As discussed in the whistleblower policy, we have made a voicemail box telephone number and email address available for reporting such concerns and complaints. A designee of the Audit Committee is charged with reviewing each report and determining with the full Audit Committee whether further investigation is warranted.

The Audit Committee will review the whistleblower policy on a regular basis and propose or adopt additions or amendments to the policy as appropriate. The voicemail box telephone number and email address for reporting such concerns or complaints are posted on our website at www.highlandhospitality.com.

Executive Officers

Required disclosures regarding our executive officers have been presented under “Executive Officers” included in Part I, Item 1 of the Original Filing, to which reference is hereby made. Executive officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that all of our current directors and executive officers reported on a timely basis all transactions required to be reported by Section 16(a) during 2006, except that a Form 5 for Mr. Campbell, reporting two charitable gifts made during 2006, was filed one day late due to administrative difficulties presented by adverse weather conditions in the Washington, DC area that caused the Company’s corporate headquarters, and much of the local business community, to close on the due date of the filing.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

There are no interlock relationships as defined in the applicable SEC rules.

REPORT OF THE

COMPENSATION POLICY COMMITTEE

The Compensation Policy Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”). Based on those reviews and discussions with management, the Committee recommended to the Board that the CD&A be included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to be filed with the Securities and Exchange Commission.

The Board has approved this recommendation.

The Committee Members:

William L. Wilson, Chair
John Elwood
John W. Hill
Margaret A. Sheehan

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives.

We believe that our success in the hospitality industry is highly dependent on our ability to attract, retain and motivate very qualified and high performing executive officers. Due to the competitive marketplace for executives with experience in our industry, retention of our existing executive officers, who we believe are capable of leading us in achieving our business objectives, is our primary compensation objective. We seek to achieve this objective in a manner that provides an incentive for our executive officers to achieve our goals and build value for shareholders through the following:

•

Total compensation provided to our executive officers should be at levels commensurate with their individual responsibilities and performance and our sustained long term performance. Total compensation should be targeted at above the median level for our peer group of companies in order to further our goal of executive officer retention. Actual compensation for a year may be above or below this target as a result of individual or Company performance.

•	A significant portion of each executive officer’s total compensation should be provided in the form of incentive compensation.

•

Performance measures based on individual goals and objectives annually established by our Compensation Policy Committee (the “Committee”) for the executive officers should reward executive officers for performance within the executive officers’ responsibilities that will help us achieve our business plans, that we believe are in the long term best interest of our shareholders. Performance measures based on our financial performance should reward executive officers for increases in shareholder value as well as for achieving business goals that influence shareholder value over time.

•	We believe that the protections provided to our executive officers in their employment agreements should help us achieve our goal of retaining our executive officers.

Compensation Oversight

The Committee discharges the Board of Director’s responsibilities relating to compensation of our directors and executive officers. The Committee also serves as the administrator of the Company’s Amended and Restated 2003 Omnibus Stock Incentive Plan. The Committee may delegate its authority to make and administer awards under that plan to another committee of the Board of Directors. Such delegation may not occur with respect to awards to persons who are subject to Section 16 of the Securities Exchange Act of 1934. The Committee has not delegated its authority under that plan. During fiscal year 2006, the Committee met four (4) times in person and had two (2) telephonic meetings. The Chairman of the Board of Directors attended all of the Committee’s meetings.

To assist it in performing its duties, the Committee during 2006 engaged the compensation consulting firm of HVS Consulting to advise the Committee on each component of total compensation for the executive officers and provide an analysis of compensation data from ten peer companies selected by the Committee. The peer companies were as follows:

Ashford Hospitality Trust	LaSalle Hotel Properties
DiamondRock Hospitality	MeriStar Hospitality Corp.
FelCor Lodging Trust Inc.	Strategic Hotel Capital, Inc.
Gaylord Entertainment	Sunstone Hotel Investors
Equity Inns	Morgans Hotel Group

In order to further our goal of retention of our executive officers by providing total compensation above median levels, the Committee’s overall strategy was to benchmark total compensation and each individual component of compensation at amounts falling between the 50th and 75th percentile of our peer group. In this regard, while the Committee elected to use restricted stock, which is commonly used by companies in our peer group, the Committee also determined that allocation of a portion of the restricted stock to performance-based vesting, something not previously in significant use by the peer group, would provide incentive for the executive officers to help us achieve our goals. Based on advice from HVS Consulting on ranges of total compensation in our peer group and input from the Chief Executive Officer and the Chairman of the Board, the Committee determined the balance between the different components of compensation deemed desirable to achieve our compensation objectives.

Because the employment agreements of the executive officers provide for automatic renewal, the Committee reviews the terms of the employment agreements periodically and before a renewal occurs to determine whether the terms of the employment agreements continue to further our goals. The Committee annually reviews base salary increases and sets the annual performance goals for each executive officer. The compensation and performance goals for the executive officers, other than the Chief Executive Officer, take into account recommendations of the Chief Executive Officer. Similarly, the determinations of annual bonuses and incentive payments due to each executive officer, other than the Chief Executive Officer, take into account the recommendations of the Chief Executive Officer. Salary increases, annual bonus and incentive payments for the Chief Executive Officer are determined by the Committee with advice from the Chairman of the Board, and are subject to ratification by the full Board of Directors.

We select and implement the elements of compensation for their ability to help us achieve our compensation goals and not based on any unique or preferential financial accounting treatment. In this regard, Section 162(m) of the Internal Revenue Code generally sets a limit of $1.0 million on the amount of annual compensation (other than certain enumerated categories of performance-based compensation) that we may deduct for federal income tax purposes. While we have not adopted a policy requiring that all compensation be deductible and expect that we may pay compensation that is not deductible when necessary to achieve our compensation objectives, we consider the consequences of Section 162(m) in designing our compensation practices. For instance, we considered the implications of Section 162(m) when evaluating our equity compensation practices, and a portion of the awards approved by the Committee during 2006 and, to a lesser extent, a portion of the awards approved by the Committee in January 2007 are performance-based awards which are intended to be exempt from the deduction limits of Section 162(m).

Although we have not adopted any stock ownership guidelines, we believe that our compensation of executive officers and directors, which includes the use of stock and restricted stock awards, results in a significant alignment of interest between these individuals and our shareholders.

Compensation Components

The principal components of our compensation programs are base salary, retirement plan benefits, annual bonus and restricted stock awarded under our Amended and Restated 2003 Omnibus Stock Incentive Plan.

Base Salary

Base salary is intended to provide executive officers with a base level of compensation that is competitive with base salaries awarded by comparable companies. To set base salaries for each executive officer, the Committee uses an evaluation process that considers the executive officer’s position, level and scope of responsibility, as well as the data concerning compensation of our executives’ peers provided by the study performed by HVS Consulting. In order to promote retention of our executive officers, base salaries are set at levels that are within the targeted benchmark range discussed above and, in the opinion of the Committee, allow a significant portion of each executive’s total compensation to be “at risk” incentive pay in the form of awards of annual bonuses and restricted stock. In May 2006, upon review of the study performed by HVS Consulting, the Committee increased the annual base salaries of Messrs. Francis, Vicari and Campbell and Ms. Colden to $600,000, $375,000, $325,000 and $275,000, respectively, retroactive to January 1, 2006. In 2007, the Committee increased the annual base salaries of Messrs. Francis, Vicari and Campbell and Ms. Colden to $625,000, $390,000, $340,000 and $290,000, respectively.

Retirement Plans

We also provide Company-funded benefits under our 401(k) Retirement and Savings Plan and our Executive Deferred Compensation Plan (“EDC”), a non-qualified deferred compensation plan. We do not sponsor a defined benefit pension plan for our executive officers or any other employees. The benefits provided under the Company’s Retirement and Savings Plan and EDC provide a Company-funded element of compensation intended to provide retirement benefits. Our executive officers and other highly compensated employees are eligible to contribute up to 85% of their salary and bonus to the EDC. The Company-funded portion of these benefits is based on matching the contributions of the executive officers. Annually, all of our employees are eligible to receive Company-funded matching contributions under the Retirement and Savings Plan of up to 4% of their base salary and bonus, subject to limits imposed under Internal Revenue Code. The EDC permits executive officers and other highly compensated employees to receive a matching contribution up to a full 4% of their salary and bonus determined without regard to the limits on contributions to the Retirement and Savings Plan imposed by the Internal Revenue Code.

Annual Incentive Awards

We provide annual incentive awards under our bonus program. A significant portion of our annual bonus program is based on our financial performance measured by our funds from operations per share for the year relative to the budgeted amount established by the Committee. The Committee believes the use of funds from operations per share is an appropriate measure of our operating performance and a financial measure by which companies in our industry are commonly evaluated by investors. Compensation provided under this component of the bonus program is reflected as a non-equity incentive plan payment in the tables following this discussion. The Committee may also award a discretionary annual bonus based on the extent to which each executive meets his or her individual performance criteria established by the Committee for the fiscal year. Compensation provided under this component is reflected as bonus compensation in the tables following this discussion. The Committee establishes and communicates to each executive officer the range of total bonus payments based on a percentage of the executive officer’s base compensation. For 2006, the criteria were weighted 25% on the executive officer’s attainment of his or her individual performance criteria and 75% on the Company’s financial goals of achieving budgeted levels of funds from operations. Bonus programs were established for 2006 for Messrs. Francis, Vicari and Campbell and Ms. Colden based on the following percentages of their respective base salaries:

	Threshold Performance	Target Performance	Maximum Performance
Mr. Francis	50%	100%	125%
Mr. Vicari	25%	75%	100%
Mr. Campbell and Ms. Colden	25%	50%	75%

For financial performance targets, threshold performance is based on achievement of 90% of our budgeted funds from operations; with target being achievement of 100% of our budget and maximum payment at 110% of our budget. The bonus amounts for performance between threshold and target or target and maximum are interpolated. The Chief Executive Officer’s and each of the other executive officers’ individual performance goals include criteria unique to their specific responsibilities. While the Committee evaluates an executive officer’s entitlement to an annual bonus amount based on each executive officer’s attainment of his or her individual goals, the annual amount of bonus attributable to each executive officer’s individual goals is within the discretion of the Committee.

On February 6, 2007, the Committee determined that each executive officer should be paid bonuses for 2006 reflecting each executive officer’s achievement of their maximum individual performance level and achievement of financial performance falling between target and maximum performance levels. In addition, the Committee determined that Mr. Campbell should receive an additional $40,000 discretionary bonus in recognition of his extraordinary individual performance during 2006. These amounts are reflected in the Summary Compensation Table following this discussion.

Restricted Stock Awards

Restricted stock grants are intended to provide the executive officers with a significant interest in the long-term performance of our common stock. The Committee has elected to use awards of restricted stock instead of other equity awards, such as stock options, because, as a real estate investment trust our primary focus is dividend growth rather than capital appreciation and we believe that restricted stock provides a better incentive than stock options. The only previous awards of restricted stock for our executive officers were made at the time our Company was established in 2003. Vesting of these initial awards was time-based only, and based on continued employment. The Committee believes that our objectives are more effectively achieved by use of restricted stock that is earned, at least in part, based on achievement of specified financial performance targets. Under the terms of each executive officer’s employment agreement, the executive officer is protected against loss of the award if he or she is terminated by us for reasons other than cause, but will forfeit the award if he or she terminates his or her employment without good reason before the specified vesting date, other than a situation involving death, disability or a change of control of the Company. The inclusion of these provisions in each executive officer’s employment agreement is intended to advance our goal of retention of our executive officers.

In order to achieve a balance between retention of the executive officers and both short-term and long-term incentives, our restricted stock awards vest based on multiple criteria. The vesting period for the restricted stock awards granted to our executive officers at the time of establishment of the Company ended during 2006. In order to continue long-term incentive pay and continue the employment retention incentives afforded by restricted stock awards, the executive officers were granted new restricted stock awards in May 2006 intended to establish incentives through February 15, 2010, and Mr. Francis was granted 225,000 additional shares of restricted stock in January 2007, 150,000 of which are time-vesting and 75,000 of which are performance-vesting, on the same terms as the May 2006 grants, as the Committee sought to maintain the appropriate level of incentives in light of the performance of the Company and the individual recipient.

•

Two thirds of the shares subject to each award (66- 2/3% of the total award) vest annually based on continued employment. The first vesting occurred on February 15, 2007. We believe the retention aspects of these restricted shares are enhanced by providing for a disproportionate portion of each award to vest in later years. Specifically, we believe that the vesting schedule that provides for 10% vesting on February 15, 2007, 25% vesting on February 15, 2008, 30% vesting on February 15, 2009 and 35% vesting on February 15, 2010, provides for additional incentive for the executive officers to remain employed with us.

•	One third of the shares subject to each award (33-1/3% of the total award) vests based on the Company’s achievement of certain performance goals during years 2006 through 2009.

In addition to meeting the performance goals described below for each fiscal year, the performance-based shares of restricted stock will be forfeited if the executive officer terminates employment for other than good reason, death, disability or a change of control before February 15th following the end of such fiscal year. With respect to the shares subject to performance vesting, one-third (or 11% of the total award) vest in one-quarter increments per year over a period of four years based on achievement of our budgeted funds from operations per share for 2006 through 2009, with an equal number of these shares eligible for vesting each year. The budgeted funds from operations for 2006 was established at the time of the award and the performance measurement period used for 2006 was the period beginning July 1, 2006 and ending December 31, 2006. For subsequent years, the Committee must establish the target amount of funds from operations by March 30th of each year and the performance measurement period will include the entire year. The target amount will normally be based on our budget for the year as established by the Board. Vesting for each year is determined as follows:

Performance Level	Measurement	Vesting
Minimum	95% of budget	50% of the allocated shares for such year

Target	100% of budget	75% of the allocated shares for such year

Maximum	105% of budget	100% of the allocated shares for such year

We believe that the budgeted funds from operations per share which is set annually for purposes of our compensation programs, when combined with increasing levels of incentive payments at threshold, target and maximum performance relative to the budgeted amount, provides incentive for the executive officers to help us achieve our annual financial goal in a manner that provides for increasing levels of compensation to the executive officers commensurate with the difficulty of achieving the various levels of performance.

On February 6, 2007, the Committee determined that we had achieved the maximum performance target of 105% of the budgeted funds from operations per share for 2006 performance measurement period, resulting in the release of restrictions from 100% of the allocated shares for our executive officers for 2006, as reflected in Note 2 to the table below entitled “Outstanding Equity Awards at 2006 Fiscal Year-End.”

With respect to the other two-thirds of the performance vesting shares, two thirds (or 22% of the total number of shares granted) are related to market-based factors, and one quarter of these shares are eligible to vest each year based on the absolute total return of our common stock relative to the performance of competitors in the SNL Financial Hotel REIT Index for 2006 through 2009. The performance measurement period for 2006 was the period beginning March 31, 2006 and ending December 31, 2006. For subsequent years the performance measurement period will include the full year. Our total return performance relative to our competitors’ results in the following vesting:

Performance Level	Measurement	Vesting
Minimum	40th percentile	50% of the maximum allocated shares

Target	55th percentile	75% of the maximum allocated shares

Maximum	75th percentile	100% of the maximum allocated shares

On February 6, 2007, the Committee determined that our absolute total return was in the 52.9 percentile, which falls between the minimum and target performance levels established by the Committee. This resulted in the release of restrictions from 71.5% of the allocated shares for our executive officers for 2006, as reflected in Note 3 to the table below entitled “Outstanding Equity Awards at 2006 Fiscal Year-End.”

In addition to vesting on an annual basis, the absolute total return of our common stock is measured over the entire performance measurement period beginning March 31, 2006 and ending December 31, 2009. If cumulative performance over that period would result in more shares being vested than were vested on an annual basis, then the executive receives additional vested shares. For example, if our total return measured over the four-year period is in the 75th percentile or higher of our peer group, but as a result of variation in our total return during each annual measurement period, only 80% of the maximum allocated shares have vested cumulatively, then the remaining 20% will vest at the end of the four-year period. The Committee believes this allocation of incentive goals serves our interests by having our executive officers focus on achieving superior performance over both the shorter and longer-term periods.

Perquisites

Due to the limited value of perquisites provided to our executive officers, we do not consider them to be a principal component of our executive officers’ compensation. Our executive officers are provided with up to $4,000 per year for assistance in tax and financial planning and are reimbursed up to $2,000 for the cost of an annual health physical if the executive officer is over age 40 or every other year if under age 40. Each of our named executive officers is entitled to a tax gross-up payment for taxes incurred on any amounts expended with respect to these perquisites and subsequently reimbursed for such expenditures. All of our employees are eligible to use Company-owned lodging facilities on a space-available basis at a discounted rate. We believe these benefits are competitive with benefits provided by companies in our industry and have a minimal cost to the Company. Douglas W. Vicari, our Executive Vice President and Chief Financial Officer, is reimbursed for up to $25,000 annually for travel and lodging expenses associated with his regular commute between his home in New Jersey and our corporate offices. This reimbursement is provided for in Mr. Vicari’s employment agreement.

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards (2)($)	Non-Equity Incentive Plan Compensation (3)($)	All Other Compensation ($)		Total ($)
James L. Francis, President and Chief Executive Officer	2006	$600,000	$187,500	$2,018,894	$542,714	$102,602	(5)	$3,451,710

Patrick W. Campbell, Executive Vice President and Chief Investment Officer	2006	$325,000	$100,938	$1,045,377	$172,095	$45,122	(6)	$1,688,532

Tracy M.J. Colden, Executive Vice President, General Counsel and Secretary	2006	$275,000	$51,563	$838,595	$145,619	$43,298	(7)	$1,354,075

Douglas W. Vicari, Executive Vice President and Chief Financial Officer	2006	$375,000	$93,750	$1,183,233	$268,883	$63,994	(8)	$1,984,860

Terrence P. O’Leary, Senior Vice President, Asset Management (4)	2006	$145,200	—	$189,933	—	$64,784		$399,917

(1)	Amounts represent the discretionary portion of annual incentive awards related to attainment of individual performance goals and an additional $40,000 discretionary bonus paid to Mr. Campbell.
(2)	The 2006 fiscal year compensation cost of the named executive officer’s restricted stock was calculated in accordance with FAS 123R, as described in Note 2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
(3)	Amounts represent the Company financial performance component of annual incentive awards for 2006.
(4)	Mr. O’Leary ceased to be employed by the Company on October 27, 2006. The elements of Mr. Leary’s compensation for 2006 included annual salary through the date of his termination. During 2006, Mr. O’Leary received no new stock awards or non-equity incentive plan compensation. In March 2004, Mr. O’Leary was granted 40,000 shares of restricted common stock. Subject to continued employment with us, the restrictions on the third and final tranche of these shares was scheduled to lapse in March 2007, but instead the Committee accelerated the vesting of these shares upon Mr. O’Leary’s departure from the Company in October 2006. The amount shown in the All Other Compensation column includes $57,200 of severance pay received by Mr. O’Leary, which was payable in nine biweekly installments, and our matching contribution of $7,584 to Mr. O’Leary’s 401(k) plan account. Mr. O’Leary did not have an employment agreement with us; the severance payment was made pursuant to an agreement and general release between Mr. O’Leary and the Company.
(5)	Includes our matching contributions to Mr. Francis’s 401(k) plan account in the amount of $8,800 and to his EDC plan account in the amount of $32,400, $60,746 of dividends on restricted stock and a $656 tax gross-up payment for taxes incurred on amounts expended by Mr. Francis with respect to assistance in tax and financial planning. Mr. Francis did not receive perquisites equaling or exceeding $10,000.
(6)	Includes our matching contributions to Mr. Campbell’s 401(k) plan account in the amount of $8,800 and to his EDC plan account in the amount of $9,080, $26,465 of dividends on restricted stock and a $777 tax gross-up payment for taxes incurred on amounts expended by Mr. Campbell with respect to assistance in tax and financial planning. Mr. Campbell did not receive perquisites equaling or exceeding $10,000.

(7)	Includes our matching contributions to Ms. Colden’s 401(k) plan account in the amount of $8,800 and to her EDC plan account in the amount of $7,080, $26,465 of dividends on restricted stock and a $656 tax gross-up payment for taxes incurred on amounts expended by Ms. Colden with respect to assistance in tax and financial planning and a health physical. Ms. Colden did not receive perquisites equaling or exceeding $10,000.
(8)	Includes our matching contributions to Mr. Vicari’s 401(k) plan account in the amount of $8,800 and to his EDC plan account in the amount of $11,440, $26,465 of dividends on restricted stock, and $17,289 in travel reimbursements payable under his employment agreement for commuting between his home in New Jersey and our corporate offices.

2006 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (# shares)	Target (# shares)	Maximum (# shares)	(# shares)	($)
James L. Francis	4/20/06(1) 5/23/06(2) 5/23/06(3) 5/23/06(4)	$225,000 — — —	$450,000 — — —	$562,500 — — —	— 27,778 55,556 —	— 41,667 83,333 —	— 55,556 111,111 —	— — — 333,333	$ $ $	— 168,057 1,037,742 4,033,329	(5)
Patrick W. Campbell	4/20/06(1) 5/23/06(2) 5/23/06(3) 5/23/06(4)	$60,938 — — —	$121,875 — — —	$182,813 — — —	— 16,111 32,223 —	— 24,167 48,334 —	— 32,222 64,445 —	— — — 193,333	$ $ $	— 97,478 601,896 2,339,329	(5)
Tracy M.J. Colden	4/20/06(1) 5/23/06(2) 5/23/06(3) 5/23/06(4)	$51,563 — — —	$103,125 — — —	$154,688 — — —	— 11,111 22,223 —	— 16,667 33,334 —	— 22,222 44,445 —	— — — 133,333	$ $ $	— 67,228 415,102 1,613,329	(5)
Douglas W. Vicari	4/20/06(1) 5/23/06(2) 5/23/06(3) 5/23/06(4)	$70,313 — — —	$210,938 — — —	$281,250 — — —	— 19,445 38,889 —	— 29,167 58,334 —	— 38,889 77,778 —	— — — 233,333	$ $ $	— 117,648 726,422 2,823,329	(5)
Terrence P. O’Leary	—	—	—	—	—	—	—	—		—

(1)	On April 20, 2006, the Committee established the fiscal year 2006 criteria for the non-equity incentive plan. The threshold, target and maximum award amounts represent escalating percentages of an executive’s base salary, as described in the Compensation Discussion & Analysis above. On February 6, 2007, the Committee determined that plan criteria had been met between the target and the maximum level, and the corresponding amounts were subsequently paid to the executive officers, as reflected in the 2006 Summary Compensation Table above.
(2)

These performance-based restricted stock awards are eligible to vest in one-quarter increments annually for each of 2006 through 2009, based on our achievement of levels of funds from operations that are set annually and conditioned on continued employment to February 15th following the end of each year. For the 2006 year, the performance measurement period began on July 1, 2006 and ended on December 31, 2006. Subsequent performance measurement periods will include the full years. See Note 2, accompanying the Outstanding Equity Awards at 2006 Fiscal Year End Table for information on vesting of these awards that occurred on February 15, 2007.

(3)

These performance-based restricted stock awards are eligible to vest in one-quarter increments annually for each of 2006 through 2009, based upon our achievement of specified levels of total shareholder return relative to our selected industry index and conditioned on continued employment to February 15th following the end of each year, For the 2006 year, the performance measurement period began on March 31, 2006 and ended December 31, 2006. Subsequent performance measurement periods will include full years. Additional vesting of these awards may also occur in 2010 if the cumulative level of relative total shareholder return during the entire performance measurement period beginning March 31, 2006 and ending December 31, 2009 results in a higher total number of shares being vested than the total number of shares that vested based on relative total shareholder return on an individual year basis. See Note 3, accompanying the Outstanding Equity Awards at 2006 Fiscal Year End table for information on vesting of these awards that occurred on February 15, 2007.

(4)	The time-based restricted stock awards are eligible to vest 10% on February 15, 2007, 25% on February 15, 2008, 30% on February 15, 2009, and 35% on February 15, 2010, with vesting conditioned on continued employment. See Note 1 accompanying the Outstanding Equity Awards at 2006 Fiscal Year End table for information on vesting of these awards that occurred on February 15, 2007.
(5)	The grant date fair value of these shares reflects only the value of the first of four tranches. Because the Committee determines the specified levels of funds from operations annually, we could not during 2006, pursuant to FAS123R, determine a value for the three tranches for which targets had not been set.

Employment Agreements

Of the executive officers listed in the Summary Compensation Table above, Messrs. Francis, Campbell and Vicari and Ms. Colden are each party to respective employment agreements with the Company. Each executive’s employment agreement provides for a term (three years in Mr. Francis’s case, and two years in the case of each other executive), that automatically renews in one-year increments unless the Company or the executive provides timely notice to the contrary. Each executive agrees to devote his or her entire business time and effort to his or her responsibilities to the Company, with exceptions approved by our board of directors. Each of the employment agreements provide for base salary, adjusted annually, and various health and welfare benefits. Each executive may be terminated by us at any time for cause and is entitled to certain benefits if the executive is terminated without cause, resigns with good reason, or terminates or resigns within twelve months of a change of control of the Company. These severance benefits are discussed in greater detail in the section below entitled Potential Payments upon Termination or Change of Control.

Components of Compensation

The Committee annually determines the balance between the different components of compensation, which consist mainly of salary, bonus and restricted stock awards. We also provide Company-funded benefits under our 401(k) Retirement and Savings Plan and our Executive Deferred Compensation Plan, a non-qualified deferred compensation plan. Perquisites provided to our executive officers are generally of limited value. The allocation among the components of compensation is intended to balance the goal of retention of our executive officers with a desire to have a significant portion variable and at risk for each executive’s performance and the performance of the Company generally.

No repricing of our outstanding equity-based awards occurred during the 2006 fiscal year. The only material modification to an outstanding award during 2006 occurred when we accelerated the vesting of Mr. O’Leary’s 13,334 shares of restricted stock upon the termination of his employment in October 2006. Mr. O’Leary’s restricted shares were otherwise scheduled to vest in March 2007. During the 2006 fiscal year, we made restricted stock awards to certain executive officers as shown in the table below entitled “Outstanding Equity Awards at 2006 Fiscal Year-End,” with each award consisting of three types of restricted stock, each of which vests based on different criteria.

•

The time-based restricted stock awards are eligible to vest 10% on February 15, 2007, 25% on February 15, 2008, 30% on February 15, 2009, and 35% on February 15, 2010, with vesting conditioned on continued employment with the Company.

•

Certain performance-based restricted stock awards are eligible to vest 25% in each of 2007 through 2010, conditioned on continued employment, based on achievement of specified levels of funds from operations for the years 2006 through 2009.

•

Certain other performance-based restricted stock awards vesting are eligible to vest in one-quarter increments annually in each of 2007 through 2010, conditioned on continued employment, based upon achievement of specified levels of total shareholder return, relative to our selected industry index for the years 2006 through 2009. Additional vesting of these awards may also occur in 2010 if the cumulative level of relative total shareholder return during the entire performance measurement period results in a higher total number of shares being vested than the total number of shares that vested based on relative total shareholder return on an individual year by year basis.

The Committee made, and the Board ratified, an additional restricted stock award to Mr. Francis on January 10, 2007, consisting of 150,000 shares of time-based restricted stock and 75,000 shares of performance-based restricted stock, all of which is subject to vesting based on the same criteria and during the same time periods as described immediately above. Because this award was made subsequent to December 31, 2006, it is not reflected in the table below entitled “Outstanding Equity Awards at 2006 Fiscal Year-End.”

Dividends on the shares of restricted common stock granted in 2006 will accrue at the same rate as dividends paid on non-restricted shares of common stock, but will not be paid to an executive unless the related shares vest.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (1)(#)	Market Value of Shares of Stock That Have Not Vested (1)($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
James L. Francis	333,333	$4,749,995	41,667(2) 83,333(3)	$ $	593,755(2) 1,187,495(3)
Patrick W. Campbell	193,333	$2,754,995	24,167(2) 48,334(3)	$ $	344,380(2) 688,760(3)
Tracy M.J. Colden	133,333	$1,899,995	16,667(2) 33,334(3)	$ $	237,505(2) 475,010(3)
Douglas W. Vicari	233,333	$3,324,995	29,167(2) 58,334(3)	$ $	415,630(2) 831,260(3)
Terrence P. O’Leary (4)	—	—	—		—

(1)	Consists of awards granted on May 23, 2006. The 2006 awards vest 10% on February 15, 2007, 25% on February 15, 2008, 30% on February 15, 2009, and 35% on February 15, 2010, with vesting conditioned on continued employment. On February 15, 2007, the first tranche of awards vested. Dividends on awarded shares accrue at the same rate as dividends paid on non-restricted shares of common stock, and will not be paid to an executive unless the related shares vest.
(2)

Consists of performance-based awards granted on May 23, 2006. The awards are eligible to vest in one-quarter increments annually for each of 2006 through 2009, based on our achieving specified levels of funds from operations, with vesting conditioned on continued employment to February 15th following the end of each year. The number of unearned shares and estimated payout value of the awards are reported by assuming vesting based on achievement of target performance levels for each year covered by the award and a fair market value per share of $14.25. On February 15, 2007, the first tranche of funds from operations performance-based restricted stock awards for the 2006 performance measurement vested at the maximum level resulting in the release of restrictions on the following number of shares for each executive officer: Mr. Francis, 13,889 shares, Mr. Campbell, 8,056 shares, Ms. Colden, 5,556 shares and Mr. Vicari, 9,723 shares. With respect to the award made to Mr. Francis on January 10, 2007, which is not reflected in the table above, the first tranche of the funds from operations performance-based restricted stock awards vested on February 15, 2007 at the maximum level resulting in the release of restrictions on 6,250 shares. Dividends on awarded shares accrue at the same rate as dividends paid on non-restricted shares of common stock, and will not be paid to an executive unless the related shares vest.

(3)

Consists of performance-based awards granted on May 23, 2006. The awards are eligible to vest in one-quarter increments annually for each of 2006 through 2009, based upon achievement of specified levels of total shareholder return, relative to our selected industry index, with vesting conditioned on continued employment to February 15th following the end of each year. The number of unearned shares and estimated payout value of the awards are reported by assuming vesting based on achievement of target performance levels for each year covered by the award and a fair market value per share of $14.25. On February 15, 2007, the first tranche of total shareholder return performance-based restricted stock awards for the 2006 performance measurement period vested between the minimum and target levels resulting in the release of restrictions on the following number of shares for each executive officer: Mr. Francis, 19,861 shares, Mr. Campbell, 11,520 shares, Ms. Colden, 7,945 shares and Mr. Vicari, 13,903 shares. With respect to the award made to Mr. Francis on January 10, 2007, which is not reflected in the table above, the first tranche of the total shareholder return performance-based restricted stock awards vested on February 15, 2007 between the threshold and target levels resulting in the release of restrictions on 8,938 shares. Dividends on the shares of restricted common stock granted in 2006 will accrue at the same rate as dividends paid on non-restricted shares of common stock, and will not be paid to an executive unless the related shares vest.

(4)	The Company accelerated the vesting of Mr. O’Leary’s awards in October 2006 upon his departure from the Company.

STOCK VESTED IN 2006

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James L. Francis	90,666	$1,253,911

Patrick W. Campbell	39,500	$546,285

Tracy M.J. Colden	39,500	$546,285

Douglas W. Vicari	39,500	$546,285

Terrence P. O’Leary	26,667	$352,138

2006 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2006 ($)	Registrant Contributions in 2006 (1) ($)	Aggregate Earnings in 2006 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/2006 (2) ($)
James L. Francis	$38,121	$32,400	$84,462	—	$750,758
Patrick W. Campbell	$15,096	$9,080	$12,275	—	$102,257
Tracy M.J. Colden	$8,728	$7,080	$19,336	—	$171,054
Douglas W. Vicari	$7,177	$11,440	$1,419	—	$25,369
Terrence P. O’Leary (3)	—	—	—	—	—

(1)	Our contributions to the named executive officer’s nonqualified deferred compensation account in the last fiscal year are also reported in the Summary Compensation Table above.

(2)	The aggregate balance at last fiscal year-end includes executive contributions and registrant contributions that were reported as compensation to the named executive officer in summary compensation tables in prior years’ proxy statements filed since our initial public offering in December 2003, in the following amounts:

Name	Employee Contributions Reported as Compensation in Prior Year Proxy Statements	Registrant Contributions Reported as Compensation in Prior Year Proxy Statements
James L. Francis	$43,140	$36,600
Patrick W. Campbell	$2,800	$2,800
Tracy M.J. Colden	$12,050	$8,900
Douglas W. Vicari	$2,500	$2,500
Terrence P. O’Leary	—	—

(3)	Mr. O’Leary elected not to participate in the EDC plan.

The benefits provided under our EDC plan provide a Company-funded element of compensation intended to provide retirement benefits. The Company-funded portion of these benefits is based on matching the contributions of the executive officers. Annually, an executive officer may receive Company-funded matching contributions under the EDC plan and 401(k) plan in an aggregate amount of up to 4% of his or her aggregate base salary and bonus. A participating executive may elect to contribute up to 85% of his or her salary and cash bonus to the EDC. The earnings on an executive officer’s EDC account are based on the rates of return of the investment fund selected as an investment measure by the executive officer from time to time. In addition to a money market fund, the EDC offers two investment funds, which provided the following estimated annual rates of return for the calendar year ended December 31, 2006: equity fund 18.3% and fixed income fund 7.1%. Because the returns are a reflection of earnings on the investment funds in which the accounts in the EDC are invested, no preferential or above-market earnings are reported in the Summary Compensation Table above.

Each executive officer is immediately vested in all amounts credited to his or her EDC account. Distribution of amounts in an EDC account occurs following the pertinent executive officer’s termination of employment, and in the case of amounts deferred after 2004, no earlier than six months following such termination. Our EDC plan permits participants to elect the distribution method for amounts distributed in each year, and for amounts deferred prior to 2005, to change that election periodically. Participants may elect to have their EDC accounts distributed to them (a) in a single lump sum cash payment, (b) in annual cash payments over a four-year period, or (c) in annual cash payments over a ten-year period. If a participant dies prior to distribution in full in accordance with his or her election, then his or her EDC account will be distributed to his or her named beneficiary, according to the distribution elected by the participant. Upon a financial emergency outside the control of the participant, the Committee may permit distribution of the participant’s EDC account prior to termination of employment. Subject to compliance with applicable tax law requirements, the Committee may also accelerate distributions in order to clear out small balances, terminate the plan or otherwise relieve the costs of maintaining and administering the EDC plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Under the terms of their respective employment agreements, if Mr. Francis, Mr. Campbell, Ms. Colden or Mr. Vicari is terminated without cause, or if such executive resigns for good reason, he or she is entitled to a severance payment. In addition, the employment agreements provide that if the executive is terminated or resigns within 12 months following a change of control, he or she is entitled to a change of control severance payment. The tables below estimate amounts payable in these circumstances based on an assumed termination or resignation date of December 31, 2006. The actual payments due on terminations or resignations occurring on different dates could materially differ from the estimates in the table.

On April 24, 2007, the Company announced that it had entered into a definitive agreement to be acquired by affiliates of JER Partners Acquisitions IV, LLC (“JER”). Under the terms of the agreement, JER will acquire all of the Company’s outstanding shares of common stock and all units representing limited partnership interests in Highland Hospitality, L.P. not held by the Company for a price of $19.50 per share or unit. The transaction, which is subject to stockholder approval as well as satisfaction or waiver of other customary closing conditions, is currently expected to close in the third quarter of 2007. The tables and other disclosures below do not purport to quantify the actual benefits that these named executive officers may receive upon the closing of the pending transaction with JER.

The Company and its directors and officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect to the proposed transaction with JER. Accordingly, information as to the interests of the named executive officers and directors will be shown in a definitive proxy statement to be filed with the Securities and Exchange Commission. Stockholders are urged to read the definitive proxy statement carefully and in its entirety when it becomes available because it will contain important information about the proposed transaction. The final proxy statement will be mailed to the Company’s stockholders. In addition, the proxy statement and other documents will be available free of charge on the Securities and Exchange Commission’s website at www.sec.gov. When available, the definitive proxy statement and other pertinent documents will also be available free of charge on the Company’s website at www.highlandhospitality.com.

As defined in the employment agreements with these named executive officers, a “change of control” includes:

•	a person’s acquisition of more than 50% of our outstanding voting securities;

•

merger or consolidation of the Company into a non-affiliate if such merger or consolidation results in the ownership of more than 50% of our outstanding voting securities by a person who did not beneficially own our securities before the merger or consolidation;

•	sale of all or substantially all of our assets;

•	failure of incumbent directors to represent a majority of the members of our board of directors; and

•	immediately preceding completion of a tender offer by a non-affiliate for more than 50% of our outstanding voting securities.

Payment of any severance payment or change of control payment is conditioned on the executive releasing us from all employment-related claims. In addition, each employment agreement contains a 12-month prohibition on certain forms of competition with us, solicitation of our clients and solicitation of our employees after the executive leaves our employ.

If Mr. Francis, Mr. Campbell, Ms. Colden or Mr. Vicari terminates employment on account of death, such executive’s unvested restricted stock awards, including the amount of accumulated dividends on the shares of restricted stock, vest as of his or her date of death, and such executive’s estate is entitled to receive a pro rata share of any performance bonus to which such executive would have been entitled for that fiscal year.

If Mr. Francis, Mr. Campbell, Ms. Colden or Mr. Vicari terminates employment on account of disability, such executive’s unvested restricted stock awards, including the amount of accumulated dividends on the shares of restricted stock, vest as of his or her date of termination notice, and such executive is entitled to receive a pro rata share of any performance bonus to which such executive would have been entitled for that fiscal year. In addition, the executive is entitled to receive his or her base salary until commencement of disability benefits pursuant to any long-term disability insurance policy or plan provided to him or her by us.

2006 ESTIMATED SEVERANCE PAYMENTS: TERMINATION WITHOUT CAUSE; RESIGNATION

FOR GOOD REASON AS OF DECEMBER 31, 2006

Name	Severance Amount (1)	Early Vesting of Restricted Stock (2)	Other (3)	Total
James L. Francis	$1,930,214	$7,420,000	$34,165	$9,384,379

Patrick W. Campbell	$598,033	$4,303,600	$17,082	$4,918,715

Tracy M.J. Colden	$472,182	$2,968,000	$7,114	$3,447,296

Douglas W. Vicari	$737,633	$5,194,000	$1,296	$5,932,929

Terrence P. O’Leary (4)	—	—	—	—

(1)	The severance payment for Mr. Francis upon a termination without cause or resignation for good reason consists of 24 months of salary continuation with payments made on our established payroll dates and a bonus equal to the greater of the most recently paid bonus and the average of all bonuses paid to Mr. Francis in the preceding 36 months, payable within 60 days of termination or resignation. The severance payment for each of Mr. Campbell, Ms. Colden and Mr. Vicari in such circumstances consists of 12 months of salary continuation with payments made on our established payroll dates and a bonus equal to the greater of the most recently paid bonus and the average of all bonuses paid to the respective executive in the preceding 36 months, payable within 60 days. of resignation or termination.
(2)	Upon termination without cause or resignation for good reason, the executive officer’s unvested restricted stock and the accumulated dividends on such shares of restricted stock vest. The value of the executive officer’s unvested restricted stock as of December 31, 2006 is measured based on the closing trading price of our common stock of $14.25 on that date and $.59 of accumulated dividends per share of restricted stock.
(3)	Upon a termination without cause or resignation, Mr. Francis is entitled to 24 months of life, health and disability coverage. In such circumstances, the other named executive officers are entitled to 12 months of coverage. The estimated values are based on the benefits currently being received by each executive officer.
(4)	Mr. O’Leary did not have an employment contract with us and as of December 31, 2006, was not employed by us.

2006 ESTIMATED SEVERANCE PAYMENTS: TERMINATION OR RESIGNATION FOLLOWING

CHANGE OF CONTROL AS OF DECEMBER 31, 2006

Name	Severance Amount (1)	Early Vesting of Restricted Stock (2)	Other (3)	Estimated Excise Tax Gross-Up (4)	Total
James L. Francis	$3,990,642	$7,420,000	$51,247	$3,350,696	$14,812,585

Patrick W. Campbell	$1,196,066	$4,303,600	$34,165	$1,437,306	$6,971,137

Tracy M.J. Colden	$944,364	$2,968,000	$14,227	$956,260	$4,882,851

Douglas W. Vicari	$1,475,266	$5,194,000	$2,592	$1,799,239	$8,471,097

Terrence P. O’Leary (5)	—	—	—	—	—

(1)

The severance payment for Mr. Francis upon termination or resignation following a change of control consists of 36 months of salary continuation with payments made on our established payroll dates and a bonus equal to three times the greater of the most recently paid bonus and the average of all bonuses paid to Mr. Francis in the preceding 36 months, payable within 60 days of termination or resignation. The severance payment for each of Mr. Campbell, Ms. Colden and Mr. Vicari upon termination or resignation following a change of control consists of 24 months of salary continuation with payments made on our established payroll dates and a bonus equal to two times the greater of the most recently paid bonus and the average of all bonuses paid to the respective executive in the preceding 36 months, payable within 60 days of resignation or termination.

(2)	Upon termination or resignation following a change of control, the executive officer’s unvested restricted stock and accumulated dividends on such shares of restricted stock vest. The value of the executive officer’s unvested restricted stock as of December 31, 2006 is measured based on the closing trading price of our common stock of $14.25 on that date and $.59 of accumulated dividends per share of restricted stock.
(3)	Upon a termination or resignation following a change of control, Mr. Francis is entitled to 36 months of life, health and disability coverage. In such circumstances, the other named executive officers are entitled to 24 months of coverage. The estimated values are based on the benefits currently being received by each executive officer.
(4)	Upon a termination or resignation following a change of control, each named executive officer is entitled to a tax gross-up payment for excise taxes incurred on termination payments. Solely for purposes of estimating the tax gross-up payments due in the event of a change of control, we have assumed that a change of control occurred on December 31, 2006, and that each named executive officer is subject to an effective marginal income and excise tax rate of 61.5%.
(5)	Mr. O’Leary did not have an employment contract with us and as of December 31, 2006, was not employed by us.

2006 DIRECTOR COMPENSATION TABLE

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Bruce D. Wardinski	$250,000	-	(2)	—	$250,000

John M. Elwood	$53,000	$24,200	(2)	—	$77,200

W. Reeder Glass	$26,500	$24,200	(2)	—	$50,700

John W. Hill	$41,500	$24,200	(2)	—	$65,700

Thomas A. Natelli	$36,000	$24,200	(2)	—	$60,200

Margaret A. Sheehan	$41,500	$24,200	(2)	—	$65,700

William L. Wilson	$46,000	$24,200	(2)	—	$70,200

(1)	Mr. Francis is excluded from this table because he receives no separate compensation for service as a director.
(2)	At December 31, 2006, directors listed in this table held no unvested shares of restricted common stock.

Compensation of Directors

For fiscal year 2006 we paid the Chairman of our Board of Directors an annual fee of $250,000. We paid each of our directors, other than Messrs. Wardinski and Francis, who did not serve as the chairman of one of our standing committees a director’s fee of $20,000. We paid each director who served as a committee chairman, other than our Audit Committee and special committee chairmen, a director’s fee of $25,000. Mr. Elwood, who served as our Audit Committee chairman, was paid a director’s fee of $30,000. Mr. Hill, who served as chairman of a special committee convened in connection with our sale of the Barceló Tucancun Beach resort to Playa Hotels & Resorts, S.L., was paid an additional fee of $1,500 for such service. We paid each director, other than Messrs. Wardinski and Francis, an additional $1,500 fee per Board or committee meeting attended (or $500 per telephonic meeting), except that standing committee chairpersons were paid $2,500 per committee meeting attended. Directors who are officers or employees receive no additional compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board.

Each of our non-employee directors serving at the time of our 2006 Annual Meeting of Stockholders, other than Mr. Wardinski, received a grant of 2,000 vested shares of common stock at the time of the meeting of the Board immediately following the Annual Meeting of Stockholders.

In January 2007, the Compensation Policy Committee and Board of Directors increased certain elements of director compensation for fiscal year 2007. For fiscal year 2007, we will pay each of our directors (other than Messrs. Wardinski and Francis) who does not serve as the chairman of one of our committees a director’s fee of $30,000. We will continue to pay the Chairman of our Board of Directors an annual fee of $250,000. The director who serves as our Audit Committee chairman will be paid a director’s fee of $42,000. The director who serves as our Compensation Policy Committee chairman will be paid a director’s fee of $37,500. The director who serves as our Nominating and Corporate Governance Committee chairman will be paid a director’s fee of $36,000. We will continue to pay each director, other than our Chairman and Mr. Francis, an additional $1,500 fee per Board or committee meeting attended (or $500 per telephonic meeting), except that committee chairpersons will be paid $2,500 per committee meeting attended. Finally, in January 2007 we granted Mr. Wardinski 100,000 shares of time-based vesting restricted stock, which will vest in equal tranches over four years, conditioned on continued service to the Company. The compensation provided to Mr. Wardinski reflects the importance to our Company of Mr. Wardinski’s contacts within the lodging industry and the strategic vision that he brings to our Board of Directors.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth the following information as of the end of the Company’s 2006 fiscal year for (i) compensation plans previously approved by the Company’s stockholders and (ii) compensation plans not previously approved by the Company’s stockholders:

(1)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(2)	the weighted-average exercise price of such outstanding options, warrants and rights;

(3)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	—	—	2,642,989
Equity compensation plans not approved by stockholders	—	—	—

Total			2,642,989

(1)	The equity compensation plan approved by stockholders is the Company’s 2003 Omnibus Stock Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information presented below regarding beneficial ownership of common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares to which a person, directly or indirectly, has or shares voting power or investment power and any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right.

The following table sets forth certain information regarding the beneficial ownership of common stock by (i) each person, other than directors and executive officers, known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group as of March 23, 2007. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name of Officer or Director	Shares Owned(1)	Percentage of Shares Owned(2)
Columbia Wanger Asset Management, L.P.(3)	6,705,150	10.91%
Barclays Global Investors, NA(4)	4,679,462	7.62%
The Vanguard Group, Inc.(5)	3,500,261	5.70%
Bruce D. Wardinski	575,001	*
James L. Francis	738,642	1.20%
Patrick W. Campbell(6)	258,174	*
Tracy M.J. Colden	203,395	*
Douglas W. Vicari	303,774	*
John M. Elwood	2,000	*
W. Reeder Glass	11,000	*
John W. Hill	2,000	*
Thomas A. Natelli	21,000	*
Margaret A. Sheehan	11,000	*
William L. Wilson	27,666	*
All directors and executive officers as a group (11 persons including those named above)(6)	2,153,652	3.50%

*	Represents less than 1% of the number of shares of common stock of the Company.
(1)	Unless otherwise indicated, the named stockholders have sole voting power with respect to all shares shown as being beneficially owned by them.
(2)	Percentage of ownership is based on 61,449,744 shares of common stock issued and outstanding as of March 23, 2007, and includes both registered and unregistered shares of our common stock.
(3)	As reported on Amendment No. 2 to Schedule 13G filed January 10, 2007. The address for Columbia Wanger Asset Management, L.P. is 227 West Monroe Street, Suite 3000, Chicago, IL 60606.
(4)	As reported on Schedule 13G filed January 23, 2007, Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd and Barclays Global Investors Japan Limited, as members of a group, have reported beneficial ownership of 4,679,462 shares. The address for each of Barclay Global Investors, NA and Barclays Global Fund Advisors is 45 Freemont Street, San Francisco, CA 94105. The address for Barclays Global Investors, Ltd is Murray House, 1 Royal Mint Court, London, EC3N 4HH. The address for Barclays Global Investors Japan Limited is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan.

(5)	As reported on Schedule 13G filed February 14, 2007. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.
(6)	Includes 8,000 shares as to which Mr. Campbell may be deemed to share voting and investment power.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Principles of Corporate Governance provide that from time-to-time, the Board will be asked to consider transactions, agreements or relationships between the Company and one of its directors or between the Company and any other corporation, firm, or other entity in which any of its directors is a director, an executive officer, or has a material financial interest, whether direct or indirect (each, an “Interested Director”). The Interested Director must disclose such conflict to the Board prior to consideration by the Board of the transaction, agreement or relationship. An Interested Director may participate at the meeting of the Board at which the authorization, approval or ratification of the proposed transaction, agreement or relationship is considered, however, the Board may only authorize, approve or ratify the proposed Interested Director transaction, agreement or relationship by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum. If any disinterested director believes that the discussion of the proposed Interested Director transaction, agreement or relationship would be enhanced by further discussion outside the presence of the Interested Director or Interested Directors, the Board will table the discussion pending further discussion among the disinterested directors of the proposed transaction, agreement or relationship at an executive session of disinterested directors, which may be held immediately thereafter.

Transactions With Barceló Crestline Corporation

Bruce D. Wardinski, our Chairman of the Board, is also the President and Chief Executive Officer of Barceló Crestline. W. Reeder Glass has been designated by Barceló Crestline to serve on our Board. Mr. Glass is also a director of Barceló Crestline.

Sale of Barceló Tucancun Beach Resort

On August 31, 2006, the Company sold the Barceló Tucancun Beach resort for approximately $38 million. The entity that acquired the hotel is a private equity fund focused on investments in the Caribbean and Latin America and partially-owned by Barceló.

Strategic Alliance Agreement

In December 2003, we entered into a seven-year strategic alliance agreement with Barceló Crestline pursuant to which (i) Barceló purchased 1,250,000 shares of our common stock (having a value of $12.5 million based on the initial public offering price for our common stock) directly from us in a private transaction concurrently with the closing of our initial public offering at a price per share equal to the initial public offering price, less an amount equal to the underwriting discount, (ii) Barceló Crestline agreed to refer to us (on an exclusive basis) hotel acquisition opportunities in the United States presented to Barceló Crestline or its subsidiaries other than opportunities that relate to third party management arrangements offered to Barceló Crestline, (iii) unless a majority of our independent directors in good faith concludes for valid business reasons that another management company should manage a hotel owned by us, we agree to offer Barceló Crestline or its subsidiaries the right to manage hotel properties we acquire in the United States, unless the hotel is encumbered by a management agreement that would extend beyond the date of our acquisition of the hotel and a termination fee is payable to terminate the existing management agreement (unless Barceló Crestline pays such termination fee) and (iv) we agreed to grant Barceló Crestline the right to designate one nominee for election to our Board at each meeting of our stockholders at which directors are to be elected.

Management Agreements

A wholly owned subsidiary of Barceló Crestline has entered into management agreements with us to manage 15 of our properties. Each management agreement generally provides for a monthly base management fee of 2.0% to 3.5% of all gross revenues generated by the property that Barceló Crestline manages, plus an annual incentive management fee for each hotel equal to 15.0% of the amount by which operating profit for the hotel for the fiscal year exceeds 11.0% of our investment in the hotel, up to a total amount of combined base and incentive fees of 4.5% of gross revenues. During 2006, we paid Barceló Crestline approximately $5.3 million in management fees for these services.

In November 2005, after Hurricane Wilma caused substantial wind and water damage to the Barceló Tucancun Beach resort, the Company entered into a restoration service agreement with a subsidiary of Barceló to manage the restoration of the resort and the settlement of claims with the Company’s insurance carrier. For the year ended December 31, 2006, the Company paid separate subsidiaries of Barceló a nominal amount of fees.

Overhead and Cost-sharing Arrangement

Since our inception, we have had an overhead and cost-sharing arrangement with Barceló Crestline whereby we have shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to us from this sharing arrangement. During 2006, we paid Barceló Crestline approximately $0.2 million under this arrangement.

Director Independence

The corporate governance listing standards adopted by the New York Stock Exchange (“NYSE”) include a requirement that a majority of directors of NYSE-listed companies be “independent.” For a director to be “independent” under these rules, the board of directors must affirmatively determine that the director has no material relationship with us, either directly or as a partner, stockholder, or officer of an organization that has a relationship with us. In addition, the NYSE has set certain independence tests which, if not met by a director, preclude the board from determining that director to be independent.

To further assist our Board in evaluating the materiality of relationships for purposes of assessing the independence of incumbent directors and director nominees, our Board has adopted objective standards as permitted by the NYSE rules. The objective standards do not override the NYSE’s rules on independence. A relationship that is not disqualifying under the NYSE standards will nevertheless be further evaluated against our objective standards in determining a director’s independence. The objective standards provide that the Board shall not consider a director independent if either the director, or any immediate family member of the director, has:

(1) been employed in any capacity by or, in the case of an immediate family member, been employed as an executive officer of, the Company or our operating partnership in any of the past three years;

(2) received more than $100,000 per year in direct compensation from the Company or our operating partnership, other than for director or committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service) in any of the past three years;

(3) been affiliated with or employed by, or, in the case of an immediate family member, been affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company or our operating partnership in any of the past three years;

(4) been employed as an executive officer of another company where any of the Company’s present executives serve on such other company’s compensation committee in any of the past three years;

(5) been an executive officer or employee of or, in the case of an immediate family member, an executive officer of, another company that makes payments to, or receives payments from, the Company or our operating partnership for property or services in an amount which, in any single fiscal year, exceeds the greater of $1,000,000 or 2% of such other company’s consolidated gross revenues in any of the past three years; and

(6) served (in the case of the director only) as an executive officer of a charitable organization to which the contributions by the Company or our operating partnership in any single fiscal year exceeded the greater of $1,000,000 or 2% of such charitable organization’s consolidated gross revenues in any of the past three fiscal years.

The Board shall also review all other commercial or charitable relationships between the Company or our operating partnership and a director (or an immediate family member of the director), a related entity, or any other entity in which such related entity possesses a 10% or greater equity or voting interest or otherwise controls such other entity. Relationships made in the ordinary course of business and on substantially the same terms as those for comparable transactions with other business partners of the Company shall be deemed not to be material.

Our Board has determined that five of the Board’s eight current members, a majority of the Board, are “independent” directors for the purposes of the NYSE’s rules, as none of these five directors have any relationships with the Company. The five independent directors are Mr. Elwood, Mr. Hill, Mr. Natelli, Ms. Sheehan and Mr. Wilson. The Board has determined that Messrs. Francis, Wardinski and Glass do not qualify as independent directors. Mr. Francis serves as our President and Chief Executive Officer. Mr. Wardinski serves as the President and Chief Executive Officer of Barceló Crestline Corporation (“Barceló Crestline”), the sponsor of our initial public offering in December 2003. In connection with our initial public offering, we entered into a strategic alliance agreement with Barceló Crestline pursuant to which, among other things, we agreed to offer Barceló Crestline a right of first refusal to serve as manager of all of our hotel properties and Barceló Crestline obtained the right to designate one director for election to our Board. Barceló Crestline is currently the manager of 14 of our hotel properties. We consider our strategic alliance with Barceló Crestline to be a material relationship and, accordingly, neither Mr. Wardinski nor Mr. Glass, who is being nominated for re-election as Barceló Crestline’s designee on our Board, is an independent director.

Rules of the Securities and Exchange Commission (“SEC”) impose additional independence requirements for all members of the Audit Committee. All three members of the Company’s Audit Committee, Messrs. Elwood, Hill and Natelli, qualify as “independent” under these SEC rules.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by KPMG for professional services rendered for the years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees(1)	$476,000	$629,000
Audit-Related Fees	—	—
Tax Fees(2)	150,000	116,000
All Other Fees	—	—

Total Fees	$626,000	$745,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements that are normally provided by KPMG in connection with statutory and regulatory filings and engagements, the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting, acquisitions and dispositions, comfort letters and SEC registration statements.
(2)	Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

The Audit Committee or its Chairman pre-approve all services rendered by KPMG. The Audit Committee has determined that the provision by KPMG of services described under “Audit-Related Fees” and “Tax Fees” is compatible with maintaining KPMG’s independence from management and the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3). Exhibits.

Incorporated by reference to the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: April 27, 2007	/s/ Douglas W. Vicari
Douglas W. Vicari
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
31.1.1	Section 1350 Certification of President and Chief Executive Officer
31.2.1	Section 1350 Certification of Chief Financial Officer