Form 10-Q
period 2007-03-31
HIGHLAND HOSPITALITY CORP
filed 2007-05-09
CIK 1262415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 61,449,744 shares of the registrant’s common stock issued and outstanding.

HIGHLAND HOSPITALITY CORPORATION

PART I

Item 1.	Financial Statements

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Investment in hotel properties, net	$1,237,871	$1,207,812
Deposits on hotel property acquisitions	2,000	—
Cash and cash equivalents	33,808	37,302
Restricted cash	24,951	22,310
Accounts receivable, net of allowance for doubtful accounts of $346 and $320, respectively	27,579	17,162
Prepaid expenses and other assets	24,726	24,182
Deferred financing costs, net of accumulated amortization of $1,892 and $1,607, respectively	4,314	4,429

Total assets	$1,355,249	$1,313,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$688,554	$646,432
Accounts payable and accrued expenses	42,587	39,675
Dividends payable	14,940	14,055
Other liabilities	4,141	2,901

Total liabilities	750,222	703,063

Minority interest in operating partnership	4,452	4,497
Commitments and contingencies (Note 12)

Preferred stock, $.01 par value; 100,000,000 shares authorized; Series A Cumulative Redeemable Preferred Stock; 3,200,000 shares issued and outstanding ($81,033 liquidation preference)	77,112	77,112
Common stock, $.01 par value; 500,000,000 shares authorized; 61,726,776 shares and 61,327,647 shares issued, respectively	617	613
Additional paid-in capital	581,446	578,966
Treasury stock, at cost; 277,032 shares and 223,160 shares, respectively	(3,521)	(2,612)
Cumulative dividends in excess of net income	(55,079)	(48,442)

Total stockholders’ equity	600,575	605,637

Total liabilities and stockholders’ equity	$1,355,249	$1,313,197

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE
Rooms	$79,988	$56,422
Food and beverage	36,654	24,839
Other	6,686	3,739

Total revenue	123,328	85,000

EXPENSES
Hotel operating expenses:
Rooms	17,216	12,065
Food and beverage	24,179	16,346
Other direct	3,156	1,540
Indirect	41,267	30,131

Total hotel operating expenses	85,818	60,082
Depreciation and amortization	12,745	8,626

Corporate general and administrative:
Stock-based compensation	1,793	791
Other	2,862	1,980

Total operating expenses	103,218	71,479

Operating income	20,110	13,521
Interest income	410	703
Interest expense	11,095	8,216
Loss on early extinguishment of debt	—	996

Income before income taxes, minority interest in operating partnership and discontinued operations	9,425	5,012
Income tax benefit (expense)	(275)	413
Minority interest in operating partnership	(78)	(54)

Income from continuing operations	9,072	5,371

Discontinued operations:
Loss from hotel properties sold	—	(79)
Gain on sale of hotel properties	—	—

Total loss from discontinued operations	—	(79)

Net income	9,072	5,292
Preferred stock dividends	(1,575)	(1,575)

Net income available to common stockholders	$7,497	$3,717

Net income per common share—basic:
Continuing operations	$.12	$.07
Discontinued operations	—	—

Net income available to common stockholders	$.12	$.07

Net income per common share—diluted:
Continuing operations	$.12	$.07
Discontinued operations	—	—

Net income available to common stockholders	$.12	$.07

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

			Common Stock				Additional Paid-In Capital	Cumulative Dividends in Excess of Net Income	Total
	Preferred Stock		Issued		Treasury
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2006	3,200,000	$77,112	61,327,647	$613	(223,160)	$(2,612)	$578,966	$(48,442)	$605,637
Issuance of common stock related to exercise of warrants	—	—	69,129	1	—	—	690	—	691
Issuance of restricted common stock to employees	—	—	230,000	2	—	—	(2)	—	—
Issuance of restricted common stock to director	—	—	100,000	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	—	—	(53,872)	(909)	—	—	(909)
Stock-based compensation	—	—	—	—	—	—	1,793	—	1,793
Declaration of dividends on common stock	—	—	—	—	—	—	—	(14,134)	(14,134)
Declaration of dividends on preferred stock	—	—	—	—	—	—	—	(1,575)	(1,575)
Net income	—	—	—	—	—	—	—	9,072	9,072

Balances at March 31, 2007	3,200,000	$77,112	61,726,776	$617	(277,032)	$(3,521)	$581,446	$(55,079)	$600,575

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,072	$5,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,745	8,626
Amortization of deferred financing costs	285	225
Amortization of discount on mortgage loan	18	18
Change in fair value of interest rate swaps	141	(407)
Minority interest in operating partnership	78	54
Stock-based compensation	1,793	791
Loss on early extinguishment of debt	—	996

Changes in assets and liabilities:
Accounts receivable, net	(10,375)	(4,800)
Prepaid expenses and other assets	(448)	(8,098)
Accounts payable and accrued expenses	2,467	4,769
Other liabilities	1,030	—
Discontinued operations	—	(223)

Net cash provided by operating activities	16,806	7,243

Cash flows from investing activities:
Acquisition of hotel properties, net of cash acquired	(34,387)	(239,038)
Value-added taxes (VAT) refund related to foreign hotel acquisition	—	3,774
Improvements and additions to hotel properties	(8,042)	(15,824)
Deposits on hotel property acquisitions	(2,000)	—
Proceeds from insurance claim	—	2,000
Change in restricted cash	(2,641)	3,495

Net cash used in investing activities	(47,070)	(245,593)

Cash flows from financing activities:
Proceeds from sale of common stock	691	94,476
Payment of offering expenses related to sale of common stock	—	(82)
Purchase of treasury stock	(909)	(122)
Net borrowings from revolving credit facility	44,000	126,000
Proceeds from term loan facility	—	10,000
Payment on term loan facility	—	(100,000)
Proceeds from issuance of mortgage debt	—	87,000
Scheduled principal payments on mortgage debt	(1,896)	(1,301)
Payment of deferred financing costs	(170)	(1,305)
Deposits on loan applications	—	754
Payment of dividends to common stockholders	(13,254)	(7,253)
Payment of dividends to preferred stockholders	(1,575)	(1,575)
Payment of distributions to minority interests	(117)	(74)

Net cash provided by financing activities	26,770	206,518

Net decrease in cash	(3,494)	(31,832)
Cash and cash equivalents, beginning of period	37,302	64,761

Cash and cash equivalents, end of period	$33,808	$32,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,758	$8,013
Cash paid for income taxes	100	—

The accompanying notes are an integral part of these financial statements.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Highland Hospitality Corporation (the “Company”) is a self-advised real estate investment trust (“REIT”) that was incorporated in the state of Maryland and owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. The Company commenced operations on December 19, 2003 when it completed its initial public offering (“IPO”) and concurrently acquired its first three hotel properties. As of March 31, 2007, the Company owned 27 hotel properties with 8,379 rooms located in 14 states and the District of Columbia.

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

The information in these consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal, recurring nature unless disclosed otherwise. These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. Additional information is contained in the Highland Hospitality Corporation Form 10-K for the year ended December 31, 2006.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property’s estimated fair market value is recorded and an impairment loss recognized. No impairment losses have been recorded for the three months ended March 31, 2007 and 2006.

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

The Company capitalizes interest related to hotel properties undergoing major renovations. Interest capitalized for the three months ended March 31, 2007 and 2006 was $35,000 and $0.2 million, respectively.

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

On January 1, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). As of March 31, 2007 and December 31, 2006, the Company had no uncertain tax positions. Open tax years include 2003 through 2006 for federal income tax purposes and all states in which we own hotels including Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Nebraska, New Jersey, New York, Tennessee, Texas, Virginia, and the District of Columbia.

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

3. Acquisition of Hotel Properties

During 2006, the Company acquired five hotel properties, consisting of 2,152 rooms, for approximately $346.6 million. The hotel properties acquired were:

Property	Number of Rooms	Location	Acquired
Nashville Renaissance	673	Nashville, TN	February 24, 2006
The Melrose	240	Washington, DC	March 15, 2006
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ	March 16, 2006
Courtyard Gaithersburg Washingtonian Center	210	Gaithersburg, MD	June 1, 2006
Ritz-Carlton Atlanta Downtown	444	Atlanta, GA	September 22, 2006

Total number of rooms	2,152

On February 23, 2007, the Company acquired the 143-room Crowne Plaza Chicago-Silversmith hotel in Chicago, Illinois for approximately $34.4 million. The Company entered into a long-term agreement with Crestline Hotels & Resorts, Inc. to manage the property as an independent hotel.

The preliminary allocation of the purchase price to the acquired assets and liabilities based on their fair values was as follows (in thousands):

2007 Acquisition
Land and land improvements	$6,350
Buildings and leasehold improvements	24,812
Furniture, fixtures and equipment	3,600
Cash	7
Accounts receivable, net	42
Prepaid assets and other assets	29
Accounts payable and accrued expenses	(446)

Net assets acquired	$34,394

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for each of the hotel properties are included in the Company’s consolidated statements of operations from their respective acquisition dates. The following pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2007 and 2006 as if The Silversmith hotel, as well as the five hotel acquisitions that occurred in 2006 and the financing transactions necessary to acquire the hotel properties had taken place on January 1, 2006. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions taken place on January 1, 2006, or of future results of operations (in thousands, except per share data).

	Three Months Ended March 31,
	2007	2006
Total revenue	$123,962	$118,324
Total operating expenses	104,244	98,356
Operating income	19,718	19,968
Net income	8,401	9,547
Net income available to common stockholders	6,826	7,972
Net income per common share:
Basic and diluted	.11	.13

At the beginning of 2007, the Company began converting one of the wings at the Hilton Parsippany hotel to a Hampton Inn. Once the conversion is completed, the Hampton Inn Parsippany hotel will have 152 rooms, leaving the Hilton Parsippany hotel with 354 rooms. The conversion will include constructing a new lobby and porte-cochere off of the Hampton Inn wing. Crestline Hotels & Resorts, Inc. will continue to manage both hotel properties under separate management agreements.

4. Investment in Hotel Properties

Investment in hotel properties as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Land and land improvements	$148,828	$142,478
Buildings and leasehold improvements	1,045,687	1,019,490
Furniture, fixtures and equipment	128,002	122,300
Construction-in-progress	8,194	3,639

	1,330,711	1,287,907
Less: accumulated depreciation and amortization	(92,840)	(80,095)

	$1,237,871	$1,207,812

5. Discontinued Operations

On June 29, 2006, the Company sold the Marriott Mount Laurel hotel in Mount Laurel, New Jersey for net sales proceeds of approximately $31.8 million and recognized a gain of approximately $7.4 million.

On August 31, 2006, the Company sold the Barceló Tucancun Beach resort to Playa Hotels & Resorts, S.L. for net sales proceeds of approximately $38.5 million and recognized a gain of approximately $1.8 million, net of taxes of $0.1 million. Playa Hotels & Resorts, S.L., a related party, is partially owned by Barceló Corporación Empresarial, S.A. (“Barceló”). Barceló is the parent company of Barceló Crestline Corporation (“Barceló

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crestline”), which sponsored the Company’s formation and IPO. Barceló Crestline advises Playa Hotels & Resorts, S.L. in evaluating investment opportunities. The Company’s non-executive Chairman, Bruce D. Wardinski, is the Chief Executive Officer of Barceló Crestline and the Chairman and Chief Executive Officer of Playa Hotels & Resorts, S.L. The sale of this resort was unanimously approved by a special committee consisting of the Company’s independent directors.

The results of operations for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort have been reclassified as discontinued operations in the consolidated statements of operations for all periods presented. For the three months ended March 31, 2006, total revenues for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort were approximately $1.5 million and pre-tax loss from operations was $(0.7) million.

6. Long-Term Debt

During the three months ended March 31, 2007, the Company borrowed $44.0 million under its revolving credit facility, the majority of which was used to fund the acquisition of the Crowne Plaza Chicago-Silversmith hotel.

As of March 31, 2007, the Company was in compliance with the financial covenants contained in its loan agreements. Also as of that date, the Company’s weighted-average interest rate on its long-term debt was 6.39%.

7. Earnings Per Share

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income available to common stockholders	$7,497	$3,717
Less: discontinued operations	—	79
Less: dividends on unvested restricted common stock	(302)	(53)

Net income from continuing operations available to common stockholders	$7,195	$3,743

Denominator:
Weighted-average number of common shares outstanding—basic	59,825,464	52,944,557
Effect of dilutive securities:
Unvested restricted common stock	397,058	118,975
Warrants	69,503	147,463

Weighted-average number of common shares outstanding—diluted	60,292,025	53,210,995

Net income per common share—basic:
Continuing operations	$.12	$.07
Discontinued operations	—	—

Net income available to common stockholders	$.12	$.07

Net income per common share—diluted:
Continuing operations	$.12	$.07
Discontinued operations	—	—

Net income available to common stockholders	$.12	$.07

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Dividends

On January 12, 2007, the Company paid a quarterly cash dividend of $.22 per common share. For the three months ended March 31, 2007, the Company’s board of directors declared a cash dividend payable to the Company’s common stockholders of record as of March 30, 2007 of $.23 per common share. The dividend was paid on April 13, 2007.

On January 11, 2007, the Company’s board of directors declared a quarterly cash dividend of $.4921875 per share of Series A preferred stock. The dividend was paid on February 15, 2007 to holders of record as of February 1, 2007.

9. Capital Stock

Warrants—In connection with the IPO, the Company granted to its underwriters, as partial consideration for its services, warrants representing the right to acquire 888,488 shares of common stock. The warrants are exercisable for a period of five years commencing December 19, 2003 at an exercise price of $10 per share. For the three months ended March 31, 2007, the underwriters exercised warrants representing the right to acquire 69,129 shares of common stock. As of March 31, 2007, the Company has reserved 138,084 shares of common stock for issuance upon additional exercises of the warrants.

Treasury Stock—For the three months ended March 31, 2007 and 2006, the Company purchased 53,872 shares and 10,330 shares, respectively, of common stock from employees to satisfy the minimum statutory tax withholding requirements related to the vesting of their shares of restricted common stock.

10. Stock Incentive Plan

In January 2007, the Company granted 225,000 shares of restricted common stock to the president and chief executive officer. Three types of shares were granted: (1) 150,000 shares that vest solely on continued employment (time-based awards); (2) 25,000 shares that vest based on the Company achieving specified levels of FFO and continued employment (performance-based awards); and (3) 50,000 shares that vest based on the Company achieving specified levels of relative total shareholder return and continued employment (market-based awards). The time-based awards are eligible to vest 10% in 2007, 25% in 2008, 30% in 2009, and 35% in 2010. The performance-based awards and market-based awards are eligible to vest 25% in each of 2007 through 2010. Additional vesting of market-based awards may also occur in 2010 if the cumulative level of relative total shareholder return during the entire performance measurement period results in a higher total number of shares being vested than the total number of shares that vested based on relative total shareholder return on an individual year basis. Dividends on the shares of restricted common stock will accrue, but will not be paid unless the related shares vest. The fair value of the market-based awards was determined using a Monte Carlo simulation with the following assumptions: volatility of 24.8% based on the Company’s stock price since the IPO; an expected term equal to the requisite service period for the awards; and a three-year risk-free interest rate of 4.58%.

Also in January 2007, the Company granted 100,000 shares of restricted common stock to the chairman of the board of directors. The shares, which were time-based awards, are eligible to vest 25% in each of 2008 through 2011. The Company also granted 5,000 shares of restricted common stock to certain employees. The shares, which were time-based awards, are eligible to vest 33.33% in each of 2008 through 2010.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, there was approximately $14.4 million of unrecognized stock-based compensation expense related to shares of restricted common stock. The unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.1 years. The following is a summary of the Company’s shares of restricted common stock for the three months ended March 31, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Restricted common stock as of December 31, 2006	1,394,169	$11.48
Granted	330,000	$13.77	(1)
Vested	(225,807)	$11.64
Forfeited	—	—

Restricted common stock as of March 31, 2007	1,498,362	$12.07	(1)

(1)	The calculated weighted-average grant-date fair value does not include performance-based awards that are eligible to vest in 2009 and 2010 because their fair value was not determinable on the date of grant.

11. Related-Party Transactions

Management Agreements—As of March 31, 2007, 15 of the Company’s 27 hotels operated pursuant to long-term management agreements with Crestline Hotels & Resorts, Inc. Crestline Hotels & Resorts, Inc. is a wholly owned subsidiary of Barceló Crestline. Crestline Hotels & Resorts, Inc. receives a base management fee, and if the hotels meet and exceed certain performance thresholds, an incentive management fee. The base management fee for the hotels is generally between 2% and 3.5% of total gross revenues from the hotels. The incentive management fee, if any, for each hotel will be equal to 15% of the amount by which operating income for the fiscal year exceeds 11% of the Company’s capitalized investment in the hotel and will be due annually in arrears within 105 days after the end of each fiscal year. The management agreements place a cap on the total amount of combined base and incentive management fees paid to Crestline Hotels & Resorts, Inc. for each hotel at 4.5% of gross revenues for each fiscal year.

For the three months ended March 31, 2007 and 2006, the Company paid Crestline Hotels & Resorts, Inc. approximately $1.2 million in management fees.

Overhead and Cost-Sharing Arrangement—Since the Company’s inception, it has had an informal overhead and cost-sharing arrangement with Barceló Crestline whereby the Company has shared Barceló Crestline’s office space and related furniture, fixtures and equipment and certain support services, including human resources and information technology functions, in exchange for a monthly reimbursement of the estimated value to the Company from this sharing arrangement. For the three months ended March 31, 2007 and 2006, the Company paid Barceló Crestline approximately $58,000 and $40,000, respectively, under this arrangement.

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

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management Agreements—As of March 31, 2007, the Company’s hotel properties operated pursuant to long-term agreements with five management companies, including Crestline Hotels & Resorts, Inc. (15 hotels), Marriott International, Inc. (6 hotels), Hyatt Corporation (2 hotels), McKibbon Hotel Management, Inc. (2 hotels) and Hilton Hotels Corporation (2 hotels). Each management company receives a base management fee generally between 2% and 4% of hotel revenues. The management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the management agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Franchise Agreements—As of March 31, 2007, 14 of the Company’s 27 hotel properties operated pursuant to franchise agreements from national hotel companies. Pursuant to the franchise agreements, the Company pays a royalty fee generally between 4% and 5% of room revenues, plus additional fees for marketing, central reservation systems, and other franchisor costs that amount to between 3% and 4% of room revenues from the hotels. Ten of the Company’s 27 hotel properties, which include the Hyatt Regency Savannah hotel, the Hyatt Regency Wind Watch Long Island hotel, the Dallas/Fort Worth Airport Marriott hotel, the Nashville Renaissance hotel, the Ritz-Carlton Atlanta Downtown hotel, the Courtyard Boston Tremont hotel, the Courtyard Denver Airport hotel, the Courtyard Gaithersburg Washingtonian Center hotel, the Hilton Boston Back Bay hotel, and the Pointe Hilton Tapatio Cliffs resort are managed by Hyatt Corporation, Marriott International, Inc., or Hilton Hotels Corporation. The management agreements for these ten hotel properties allow the hotel property to operate under the respective brand. With respect to the Company’s other three hotel properties, The Churchill hotel, The Melrose hotel and The Silversmith hotel all operate as independent hotels.

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

13. Subsequent Event

On April 24, 2007, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blackjack Holdings, LLC, a Delaware limited liability company (“Parent”), Blackjack Merger Corporation, a Maryland corporation and wholly owned subsidiary of the Parent (“MergerCo”), and Blackjack Merger Partnership, LP, a Delaware limited partnership whose general partner is MergerCo (“Merger Partnership”). Parent, MergerCo, and Merger Partnership (collectively, the “Buyer Parties”) are affiliates of JER Partners Acquisitions IV, LLC (“JER”). The Merger Agreement and the transactions contemplated thereby were approved unanimously by the Company’s board of directors and the board of directors of HHC GP Corporation, a wholly owned subsidiary of the Company and the sole general partner of the Operating Partnership (“GP”).

Pursuant to the Merger Agreement, at closing the Company will be merged into MergerCo with MergerCo continuing as the surviving corporation (the “Company Merger”). Closing is currently expected to occur in the third quarter 2007. Immediately after the Company Merger, Merger Partnership will be merged into the Operating Partnership with the Operating Partnership continuing as the surviving limited partnership (the “Partnership Merger,” and together with the Company Merger, the “Mergers”).

At the effective time of the Mergers, (i) each share of common stock of the Company issued and outstanding immediately prior to the effective time of the Company Merger will be converted automatically into the right to receive $19.50 in cash, (ii) each share of 7.8750% Series A preferred stock of the Company issued and outstanding immediately prior to the effective time of the Company Merger will be converted automatically into the right to receive one share of 7.8750% Series A preferred stock of MergerCo having terms materially the same as the terms of the Company’s Series A preferred stock (“MergerCo Preferred Stock”), and (iii) each unit of limited partnership interest in Operating Partnership issued and outstanding immediately prior to the effective time and not owned by the Company or any of its subsidiaries or by MergerCo will be converted automatically into the right to receive $19.50 in cash. As promptly as practicable following the Company Merger, and

HIGHLAND HOSPITALITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following the requisite notice periods, MergerCo will liquidate the MergerCo Preferred Stock, in connection with which the holders of the MergerCo Preferred Stock will be entitled to receive a $25.00 liquidation preference per share plus any then accrued but unpaid dividends.

Each outstanding restricted stock award, to the extent not previously vested, shall become fully vested and free of any forfeiture restrictions immediately prior to the effective time of the Company Merger. Each warrant to purchase Company common stock will be cancelled in exchange for the right to receive a single lump sum cash payment, equal to the product of (i) the number of Company common shares subject to such Company warrant immediately prior to the effective time of the Company Merger, and (ii) the excess, if any, of the amount of the difference between $19.50 and the exercise price per share of any such Company warrant.

The Company, the Operating Partnership and the Buyer Parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, the Company’s covenant not to, nor to permit the Operating Partnership or any other subsidiary of the Company to, solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information relating to an alternative transaction. The Company will not be permitted to pay further cash dividends on its common stock unless required to maintain its qualification as a REIT under the Internal Revenue Code.

The Mergers are subject to customary closing conditions including, among other things, the adoption of the Merger Agreement by the affirmative vote of holders of at least a majority of the outstanding common stock of the Company. The closing of the Mergers is not subject to a financing condition.

The Merger Agreement contains certain termination rights for both the Parent and the Company and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay a fee of $50 million to Parent, or to reimburse up to $15 million of Parent’s expenses. Parent may be required, upon termination of the Merger Agreement under specified circumstances, to pay a fee of $50 million to Company, or to reimburse up to $15 million of Company’s expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Highland Hospitality Corporation is a self-advised REIT that owns upscale full-service, premium limited-service, and extended-stay properties located in major convention, business, resort and airport markets in the United States. We commenced operations on December 19, 2003 when we completed our IPO and concurrently acquired our first three hotel properties. As of March 31, 2007, we owned the following 27 hotel properties:

Property	Number of Rooms	Location	Acquired
Portsmouth Renaissance and Conference Center	249	Portsmouth, VA	December 19, 2003
Sugar Land Marriott and Conference Center	300	Sugar Land, TX	December 19, 2003
Hilton Garden Inn Virginia Beach Town Center	176	Virginia Beach, VA	December 19, 2003
Plaza San Antonio Marriott	252	San Antonio, TX	December 29, 2003
Hyatt Regency Savannah	351	Savannah, GA	December 30, 2003
Hilton Tampa Westshore	238	Tampa, FL	January 8, 2004
Hilton Garden Inn BWI Airport	158	Linthicum, MD	January 12, 2004
Dallas/Fort Worth Airport Marriott	491	Dallas/Fort Worth, TX	May 10, 2004
Residence Inn Tampa Downtown	109	Tampa, FL	August 2, 2004
Courtyard Savannah Historic District	156	Savannah, GA	August 2, 2004
Hyatt Regency Wind Watch Long Island	358	Hauppauge, NY	August 19, 2004
Courtyard Boston Tremont	315	Boston, MA	August 19, 2004
Crowne Plaza Atlanta-Ravinia	495	Atlanta, GA	August 19, 2004
Hilton Parsippany	506	Parsippany, NJ	August 19, 2004
Omaha Marriott	299	Omaha, NE	September 15, 2004
Courtyard Denver Airport	202	Denver, CO	September 17, 2004
Sheraton Annapolis	196	Annapolis, MD	February 4, 2005
Wyndham Palm Springs	410	Palm Springs, CA	July 14, 2005
Hilton Boston Back Bay	385	Boston, MA	October 24, 2005
Westin Princeton at Forrestal Village	294	Princeton, NJ	November 15, 2005
The Churchill	144	Washington, DC	December 9, 2005
Nashville Renaissance	673	Nashville, TN	February 24, 2006
The Melrose	240	Washington, DC	March 15, 2006
Pointe Hilton Tapatio Cliffs	585	Phoenix, AZ	March 16, 2006
Courtyard Gaithersburg Washingtonian Center	210	Gaithersburg, MD	June 1, 2006
Ritz-Carlton Atlanta Downtown	444	Atlanta, GA	September 22, 2006
The Silversmith	143	Chicago, IL	February 23, 2007

Total number of rooms	8,379

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

Executive Summary of First Quarter Events

The first quarter 2007 was another solid quarter for Highland Hospitality. Considering the first quarter is traditionally our slowest quarter of the year in terms of hotel revenue and hotel operating income, we were pleased with our hotel operating results as we exceeded the industry-wide RevPAR growth of 5.2%, as reported by Smith Travel Research. For our total hotel portfolio, RevPAR increased 7.1% in the first quarter 2007, as compared to the first quarter 2006, and our comparable hotel portfolio RevPAR increased 6.8% for those same periods. In addition, for our total hotel portfolio, operating income margins increased 140 basis points in the first quarter 2007, as compared to the first quarter 2006, and our comparable hotel portfolio operating income margins increased 110 basis points for those same periods.

In February 2007, we acquired the 143-room Crowne Plaza Chicago-Silversmith hotel in Chicago, Illinois for approximately $34.4 million. Crestline Hotels & Resorts, Inc. is managing The Silversmith hotel as an independent hotel, similar to The Melrose hotel and The Churchill hotel in Washington, D.C. The hotel acquisition environment continues to be very competitive.

On April 24, 2007, we announced that our board of directors had unanimously approved the signing of a definitive agreement to be acquired by affiliates of JER Partners Acquisitions IV, LLC (“JER”). The all-cash transaction is valued at approximately $2.0 billion, including the assumption of long-term debt. Under the terms of the agreement, JER will acquire all of Highland’s outstanding common stock and operating partnership units for $19.50 per share and per operating partnership unit in cash. The purchase price represents a premium of approximately 15% over Highland’s three-month average closing share price. Also, pursuant to the terms of the agreement, no future dividends will be paid on the common stock. In addition, JER has agreed that, as promptly as practicable after the completion of the merger, it will liquidate the surviving corporation in the merger. In the liquidation, each holder of a share of Highland’s 7.875% Series A preferred stock will receive $25.00 per share in cash plus any then accrued but unpaid dividends. Completion of the transaction, which is subject to stockholder approval as well as other customary closing conditions, is currently expected to occur in the third quarter 2007.

Pending completion of the transaction, we have agreed to carry on our business in the ordinary course consistent with past practice, subject to our compliance with various covenants regarding the conduct of our business and other general matters. These covenants include, among other things, limitations on our ability to purchase, acquire, sell, encumber, transfer or dispose of our assets, enter into or amend any material contract and, subject to a list of enumerated exceptions in the definitive agreement, incur or repay indebtedness, issue or repurchase equity, pay dividends on our common stock, make capital contributions to joint ventures or encumber Company properties.

Results of Operations

Comparison of three months ended March 31, 2007 and 2006

Results of operations for the three months ended March 31, 2007 include the operating activity of 26 hotels for a full quarter and one hotel for a partial quarter. Results of operations for the three months ended March 31, 2006 include the operating activity of 23 hotels for a full quarter and three hotels for a partial quarter (see table above for hotel property acquisition dates). As such, comparisons of results of operations for the three months ended March 31, 2007 versus the three months ended March 31, 2006 are not meaningful.

Revenues—Total revenue for the three months ended March 31, 2007 was $123.3 million, as compared to $85.0 million for the comparable period in 2006. Total revenue for the three months ended March 31, 2007 included rooms revenue of $80.0 million, food and beverage revenue of $36.7 million, and other revenue of $6.7 million. Total revenue for the three months ended March 31, 2006 included rooms revenue of $56.4 million, food and beverage revenue of $24.8 million, and other revenue of $3.7 million.

Included in the following table are comparisons of the key operating metrics for our hotel portfolio for the three months ended March 31, 2007 and 2006. The comparisons do not include the operating results for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort, which were sold in June 2006 and August 2006, respectively, or the Courtyard Gaithersburg Washingtonian Center hotel, which opened for business in June 2006. Since five of our hotels owned as of March 31, 2007 were acquired at various times during 2006 and 2007, the key operating metrics for those five hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007			2006 (Pro Forma)
	Occ %	ADR	RevPAR	Occ %	ADR	RevPAR
Total Hotel Portfolio (26 hotels)	73.0%	$152.85	$111.51	71.8%	$145.06	$104.09
Comparable Hotel Portfolio (21 hotels)(1)	71.5%	$143.27	$102.41	70.4%	$136.22	$95.85

(1)	Includes hotel properties owned on January 1, 2006

For the three months ended March 31, 2007, RevPAR for our total hotel portfolio increased 7.1% to $111.51 from the comparable period in 2006. Occupancy increased by 1.2 percentage points to 73.0%, while ADR increased by 5.4% to $152.85. For our comparable hotel portfolio, RevPAR increased 6.8% to $102.41 from the comparable period in 2006. Occupancy increased by 1.1 percentage points to 71.5%, while ADR increased by 5.2% to $143.27. The increase in RevPAR for the first quarter 2007 versus the first quarter 2006 was largely a result of the RevPAR increases at the Sheraton Annapolis hotel, the Courtyard Boston Tremont hotel, the Hilton Garden Inn Virginia Beach hotel, the Hilton Parsippany hotel, the Westin Princeton at Forrestal Village hotel and The Melrose hotel.

Hotel operating expenses—Hotel operating expenses, excluding depreciation and amortization, for the three months ended March 31, 2007 were $85.8 million, as compared to $60.1 million for the comparable period in 2006. Direct hotel operating expenses for the three months ended March 31, 2007 included rooms expenses of $17.2 million, food and beverage expenses of $24.2 million, and other direct expenses of $3.2 million. Direct hotel operating expenses for the three months ended March 31, 2006 included rooms expenses of $12.1 million, food and beverage expenses of $16.3 million, and other direct expenses of $1.5 million. Indirect hotel operating expenses, which includes management and franchise fees, real estate taxes, insurance, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, for the three months ended March 31, 2007 were $41.3 million, as compared to $30.1 million for the comparable period in 2006.

Hotel operating income and margins—Included in the following table are comparisons of hotel operating income (hotel revenues less hotel operating expenses) and hotel operating income margins (hotel operating income divided by hotel revenues) for our hotel portfolio for the three months ended March 31, 2007 and 2006. The comparisons do not include the operating results for the Marriott Mount Laurel hotel and the Barceló Tucancun Beach resort, which were sold in June 2006 and August 2006, respectively, or the Courtyard Gaithersburg Washingtonian Center hotel, which opened for business in June 2006. Since five of our hotels owned as of March 31, 2007 were acquired at various times during 2006 and 2007, the hotel operating income and hotel operating income margins for those five hotels reflect the results of operations of the hotels under previous ownership for either a portion of, or the entire, three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006 (Pro Forma)
	$ (1)	% (2)	$ (1)	% (2)
Total Hotel Portfolio (26 hotels)	$37.0	30.4%	$34.1	29.0%
Comparable Hotel Portfolio (21 hotels)(3)	$24.0	29.8%	$22.3	28.7%

(1)	In millions
(2)	Percentage of hotel revenue
(3)	Includes hotel properties owned on January 1, 2006

For the three months ended March 31, 2007, hotel operating income for our total hotel portfolio increased 8.6% to $37.0 million from the comparable period in 2006 and hotel operating income margins increased by 1.4 percentage points to 30.4%. For our comparable hotel portfolio, hotel operating income increased 7.4% to $24.0 million from the comparable period in 2006 and hotel operating income margins increased by 1.1 percentage points to 29.8%. The increase in hotel operating income and margins for the first quarter 2007 versus the first quarter 2006 was largely a result of the operating income increases at the Pointe Hilton Tapatio Cliffs resort, The Melrose hotel, the Westin Princeton at Forrestal Village hotel, and the Dallas/Fort Worth Airport Marriott hotel.

Depreciation and amortization—Depreciation and amortization expense for the three months ended March 31, 2007 was $12.7 million, as compared to $8.6 million for the comparable period in 2006. The increase in depreciation and amortization expense for the three months ended March 31, 2007 versus the comparable period in 2006 was directly attributable to the increase in investment in hotel properties during 2006 and 2007.

Corporate general and administrative—Total corporate general and administrative expenses for the three months ended March 31, 2007 and 2006 were $4.7 million and $2.8 million, respectively. Included in corporate general and administrative expenses for the three months ended March 31, 2007 and 2006 was $1.8 and $0.8 million of non-cash stock-based compensation expense. The increase in corporate general and administrative expenses is primarily a result of an increase in corporate franchise tax expense, due to the mix of states in which we own hotels, an increase in employee salaries and bonuses, additional stock-based compensation expense related to restricted stock awards granted in May 2006, and professional service costs incurred related to the merger.

Interest income—Interest income for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.7 million, respectively.

Interest expense—Interest expense for the three months ended March 31, 2007 was $11.1 million, as compared to $8.2 million for the comparable period in 2006. The increase in interest expense for the three months ended March 31, 2007 versus the comparable period in 2006 was directly attributable to the increase in long-term debt during 2006.

Income tax expense—Income tax expense for the three months ended March 31, 2007 was $0.3 million, as compared to an income tax benefit for the three months ended March 31, 2006 of $0.4 million. Income tax expense for the three months ended March 31, 2007 resulted primarily from taxable operating income incurred by our TRS, whereas the income tax benefit for the three months ended March 31, 2006 resulted from taxable operating losses incurred by our TRS.

Net income—Net income for the three months ended March 31, 2007 was $9.1 million, as compared to $5.3 million for the comparable period in 2006, due to the items discussed above.

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

The following table reconciles FFO and adjusted FFO available to common stockholders to net income available to common stockholders for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income available to common stockholders	$7,497	$3,717
Adjustments:
Depreciation and amortization	12,745	8,626
Depreciation and amortization from discontinued operations	—	307

FFO available to common stockholders	20,242	12,650
Adjustment:
Loss on early extinguishment of debt	—	996

Adjusted FFO available to common stockholders	$20,242	$13,646

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

The following table reconciles EBITDA and adjusted EBITDA to net income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$9,072	$5,292
Adjustments:
Depreciation and amortization	12,745	8,626
Interest expense	11,095	8,216
Interest income	(410)	(703)
Income tax expense (benefit)	275	(413)
Discontinued operations (1)	—	(187)

EBITDA	32,777	20,831
Adjustment:
Loss on early extinguishment of debt	—	996

Adjusted EBITDA	$32,777	$21,827

Neither adjusted FFO available to common stockholders nor adjusted EBITDA represent cash generated from operating activities as determined by U.S. generally accepted accounting principles (“GAAP”) and neither should be considered as an alternative to GAAP net income available to common stockholders, as an indication of our financial performance, or to cash flow from operating activities as determined by GAAP, as a measure of liquidity. In addition, adjusted FFO available to common stockholders and adjusted EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.

Sources and Uses of Cash

Our principal source of cash to meet our operating requirements, including distributions to stockholders and repayments of indebtedness, is from our hotels’ results of operations. For the three months ended March 31, 2007, net cash provided by operating activities was approximately $16.8 million. We currently expect that our operating cash flows will be sufficient to fund our continuing operations and our required debt service obligations pending completion of our transaction with JER.

For the three months ended March 31, 2007, net cash used in investing activities was approximately $47.1 million, including approximately $34.4 million to purchase the 143-room Crowne Plaza Chicago-Silversmith hotel in Chicago, Illinois. We also used approximately $8.0 million for improvements and additions to our hotel properties.

For the three months ended March 31, 2007, net cash provided by financing activities was approximately $26.8 million, including borrowings of $44.0 million under our revolving credit facility, partially offset by approximately $14.8 million for payment of dividends to common and preferred stockholders.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of approximately $33.8 million, restricted cash of approximately $25.0 million, and $52 million of borrowing capacity under our $200 million revolving credit facility. Under the terms of our definitive agreement with JER, we have agreed that we will generally not incur more than $15 million of additional indebtedness without obtaining JER’s prior written consent.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands). There were no other material off-balance sheet arrangements at March 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Ground and building leases(1)	$75,209	$1,930	$3,715	$3,715	$65,849
Capital leases, including interest	1,154	261	523	370	—
Mortgage loans, including interest	681,866	39,418	88,455	274,872	279,121
Mezzanine loan, including interest	33,153	2,411	4,822	25,920	—
Revolving credit facility, including interest(2)	169,485	11,233	158,252	—	—

	$960,867	$55,253	$255,767	$304,877	$344,970

(1)	Included in the table are the base rent payments (i.e., minimum lease payments) due under our ground and building lease agreements. Additional and percentage rent payments are not included in the table due to the uncertainty of the timing and amount of the payments in the future.
(2)	Assumes no additional borrowings under the revolving credit facility and interest payments based on the interest rate in effect as of March 31, 2007.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words, such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations, including completing the mergers on the terms of the merger agreement. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the satisfaction of the conditions to consummate the proposed merger with affiliates of JER, including the receipt of the required stockholder approval;

•	the actual terms of certain financings that will be obtained for the proposed mergers;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed merger agreement;

•	the failure of the proposed mergers to close for any other reason;

•	the amount of the costs, fees, expenses and charges related to the proposed mergers;

•	substantial indebtedness following the consummation of the proposed mergers;

•	United States economic conditions generally and the real estate market and the lodging industry specifically;

•	management and performance of our hotels;

•	our plans for renovation of our hotels;

•	our financing plans;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	our ability to acquire additional properties and the risk that potential acquisitions may not perform in accordance with expectations;

•	legislative/regulatory changes, including changes to laws governing taxation of real estate investment trusts; and

•	our competition.

These risks and uncertainties, together with the information contained in our Form 10-K filed with the Securities and Exchange Commission on February 28, 2007 under the caption “Risk Factors,” should be considered in evaluating any forward-looking statement contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—We are not significantly exposed to interest rate risk. As of March 31, 2007, $529.8 million or 76.9% of our $688.6 million of long-term debt was fixed. Another $61 million was effectively fixed, as a result of interest rate swaps that fix the interest rates on our variable-rate mortgage loan and $50 million borrowed under our revolving credit facility. The remaining $98 million borrowed under our revolving credit facility as of March 31, 2007 was variable.

Due to the fact that our portfolio of long-term debt is substantially comprised of fixed-rate instruments, the fair value of the portfolio is relatively sensitive to effects of interest rate fluctuations. Assuming a hypothetical 10% decrease in interest rates, the fair value of our portfolio of long-term debt would increase by approximately $16 million. Although a change in market interest rates impacts the fair value of our fixed-rate debt, it has no impact on interest expense incurred or cash flows.

With respect to our variable rate long-term debt, if market rates of interest on our variable long-term debt increase by 1%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $1.0 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 1%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $1.0 million annually. This assumes that the amount outstanding under our revolving credit facility remains at $148 million, the balance at March 31, 2007, and we continue to fix the interest rate on $50 million of the $148 million through the use of an interest rate swap.

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

There have been no material changes from the risk factors disclosed under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about our purchases of our common stock within the first quarter of the year ending December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	1,920	$15.52	n/a	n/a
February 1, 2007—February 28, 2007	51,952	$16.92	—	—
March 1, 2007—March 31, 2007	—	—	n/a	n/a

Total	53,872	$16.87	n/a	n/a

We do not currently have a repurchase plan or program in place. However, we do provide employees who have been granted shares of restricted common stock the option of selling shares to us to satisfy the minimum statutory tax withholding requirements on the date their shares vest. The shares of common stock purchased in the first quarter 2007 related to such repurchases.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of April 24, 2007, by and among Highland Hospitality Corporation, Highland Hospitality, L.P., Blackjack Holdings, LLC, Blackjack Merger Corporation and Blackjack Merger Partnership, LP (incorporated by reference to Exhibit 2.1. to the registrant’s Form 8-K dated April 27, 2007)

3.1	Amended and Restated Articles of Incorporation of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.2	Amended and Restated Bylaws of Highland Hospitality Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2003)

3.3	Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (as amended through September 30, 2004) (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2004)

3.3.1	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.3.2	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

3.3.3	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-Q for the quarter ended September 30, 2005)

3.3.4	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Highland Hospitality, L.P. (incorporated by reference to Exhibit 3.3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.1*	Third Amendment to Employment Agreement between Highland Hospitality Corporation and James L. Francis, dated as of April 24, 2007

10.2*	Third Amendment to Employment Agreement between Highland Hospitality Corporation and Patrick W. Campbell, dated as of April 24, 2007

10.3*	Third Amendment to Employment Agreement between Highland Hospitality Corporation and Tracy M.J. Colden, dated as of April 24, 2007

10.4*	Third Amendment to Employment Agreement between Highland Hospitality Corporation and Douglas W. Vicari, dated as of April 24, 2007

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Denotes management contract or other compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLAND HOSPITALITY CORPORATION

Date: May 9, 2007	By:	/s/ DOUGLAS W. VICARI
Douglas W. Vicari
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)